Form 10QSB
period 2005-11-30
ENWIN RESOURCES INC
filed 2006-01-11
CIK 1195584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2005

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period to __________

Commission File Number: 333-100636

ENWIN RESOURCES INC.
(Exact name of small business issuer as specified in its charter)

NEVADA (State or other jurisdiction of incorporation or organization)	98-0379370 (IRS Employer Identification No.)

700 West Pender Street, Suite 1204 Vancouver, BC, Canada V6C 1G8
(Address of principal executive offices)

(604) 505-5825
(Issuer’s telephone number)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [ ] Yes [X] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 3,000,000 common shares as of January 5, 2006

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:

(a)	Balance Sheet as of November 30, 2005.
(b)	Statements of Operations for the three month periods ended November 30, 2005 and 2004;
(c)	Statements of Cash Flow for the three month periods ended November 30, 2005 and 2004;
(d)	Notes to Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended November 30, 2005 are not necessarily indicative of the results that can be expected for the full year.

ENWIN RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	November 30, 2005	August 31, 2005
ASSETS	(unaudited)

Current assets
Cash	$20,739	$10,332

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$9,444	$7,902
Shareholders advances	132,301	112,301
Total current liabilities	141,745	120,203
Commitments

STOCKHOLDERS’ DEFICIT:
Common stock, $.001 par value, 25,000,000 shares authorized, 3,000,000 shares issued and outstanding	3,000	3,000
Additional paid in capital	18,267	15,821
Deficit accumulated deficit during the exploration stage	(142,273)	(128,692)
Total Stockholders’ Deficit	(121,006)	(109,871)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$20,739	$10,332

The accompanying notes are an integral part of these financial statements.

ENWIN RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended November 30,		Inception, July 10, 2002, through November 30,
	2005	2004	2005
General and administrative expenses:
Professional fees	$8,499	$6,200	$53,722
Impairment	-	-	10,000
Compensation	1,500	-	14,000
Interest	2,446	1,766	18,267
Exploration costs	-	-	35,402
Other	1,136	80	10,882
Total General and administrative expenses	13,581	8,046	142,273
Net loss	$(13,581)	$(8,046)	$(142,273)

Net loss per share:
Net loss basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	3,000,000	3,000,000

The accompanying notes are an integral part of these financial statements.

ENWIN RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended November 30,		Inception, July 10, 2002, through November 30,
	2005	2004	2005
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(13,581)	$(8,046)	$(142,273)
Adjustments to reconcile net deficit to cash used by operating activities:
Imputed interest on stockholder advances	2,446	1,766	18,267
Impairment			10,000
	(11,135)	(6,280)	(114,006)
Change in non cash working capital items related to operations
Accounts payable and accrued liabilities	1,542	(3,600)	9,444

CASH FLOWS USED IN OPERATING ACTIVITIES	(9,593)	(9,880)	(104,562)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment on option to acquire mining interest in property	-	-	(10,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	-	-	3,000
Shareholder advances	20,000	20,000	132,301

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	20,000	20,000	135,301

NET INCREASE (DECREASE) IN CASH	10,407	10,120	20,739
Cash, beginning of period	10,332	780	-
Cash, end of period	$20,739	$10,900	$20,739

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	-	-	-
Income taxes paid	-	-	-

The accompanying notes are an integral part of these financial statements.

ENWIN RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Enwin Resources, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s registration statement filed with the SEC on Form SB-2. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2005 as reported in Form SB-2, have been omitted.

NOTE 2 - RELATED PARTY TRANSACTIONS

A shareholder of Enwin has advances due from Enwin of $132,301 (August 31, 2005 - $112,301) at November 30, 2005. The advances are non-interest bearing and are due upon demand. Enwin has imputed interest at 8% or $2,446 for the three months ended November 30, 2005 and $1,766 for the three months ended November 30, 2004.

The same shareholder has agreed to advance Enwin monies until an offering is completed.

During the three months ended November 30, 2005, management fees in the amount of $1,500 were earned by a director of the company (at November 30, 2005 $1,000 remained in accounts payable). No management fees were earned or paid during the three months ended November 30, 2004.

Item 2.     Plan of Operation

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Management’s statements contained in this report that are not historical facts are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”), as amended. Actual results may differ materially from those included in the forward-looking statements. The Company intends such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and is including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. The Company’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company’s financial results, is included herein and in the Company’s other filings with the SEC.

Overview

We were incorporated in the State of Nevada on July 3, 2002. We acquired an option to acquire an undivided 100% interest in one property for purposes of exploration and we intend to acquire more exploration properties when we are in a position to do so. We currently do not pay rent for our business office located at 700 West Pender Street, Suite 1204, Vancouver, BC, Canada V6C 1G8. Our telephone number is (604) 505-5825. We are a company without revenues, we have minimal assets, we have a deficit stockholders’ equity and we have incurred losses since inception.

Our Business

In July 2002, we entered into an option agreement with Andrew Molnar, doing business as Cadre Capital (“Cadre”), to acquire an undivided 100% interest in a mineral property containing five mining claims in British Columbia, Canada.

The Property

The property, known as the Spring Lake Property (the “Property”), consists of five mining claims known as the Summer Claims 1-5 located in Lac La Hache, British Columbia. The area is characterized by gentle hills with elevations ranging from 850 to 1500 meters. Approximately 40% of the fir, spruce and pine forest in the immediate area has been clearcut and replanted. Several large lakes and numerous creeks provide water year-round. The claims lie between Spring Lake and Chub Lake. The annual precipitation is from 500 to 1000 millimeters, with most of it occurring during the winter months. Winter snow cover averages one meter, arriving by early November and departing by April.

The property is underlain by Upper Triassic-Jurassic volcanic-sedimentary breccias of andesite-basalt composition, and subvolcanic hornblende-feldspar porphyry flows, dikes or sills of basalt-andesite or monzodiorite composition. The northwestern portion of the property is underlain by a volcanic-sedimentary breccia containing limestone clasts. This unit fonns a prominent easterly trending ridge. Gabbro-diorite occurs near the 1994 IP baseline, and medium grained feldspar porphyritic monzodiorite-diorite occurs in drillholes. Near Kelly Lake, relatively fresh to weakly chloritic biotite-hornblende granodiorite outcrops. Intrusive brecciation occurs near the contact between the gabbro and the granodiorite north of Kelly Lake, and between the gabbro and monzodiorite west of Kelly Lake. Fresh to weakly propylitic very fine grained, amygdaloidal, vessicular plagioclase porphyritic basalt dikes are associated with quartz-carbonate-clay altered fault zones cutting older rocks. Flat-lying, fresh, hematitic Tertiary mafic porphyry flows over the older rocks unconformably.

The property is extensively covered by glacial, and glaciolacustrine deposits reaching over100 meters in depth, however, depth appears to vary erratically.

Air photo interpretation and regional magnetics suggest the property is generally within a northwesterly structural fabric, and a VLF-EM survey carried out by Royal Canadian Ventures Ltd. indicate northeast to east-west structures occur (Vollo, 1969/70). Fine grained, banded volcanic tuff appear to dip gently in drillhole S94-2 and 4. Limestone and sedimentary clasts in the northwest corner of the property appear to have relatively flat-lying orientations. Magnetometer surveys over the 1994 I.P. grid indicate a +3,000 Nt (relative) magnetic anomaly occurs at the east end of the volcanic-sedimentary breccia, northwest of Spring Lake. Mapping indicates northerly trending faults cut the volcanic-sedimentary breccia west of the mag anomaly. Moderate to strong fracturing and faulting occurs near the contact between various intrusive and volcanic rocks. A northerly trending contact between gabbro/diorite and granodiorite north of Kelly Lake occurs. Fracture orientations are dominantly subvertical with subordinate subhorizontal jointing and tension fractures.

Geological, geochemical, geophysical and diamond drilling programs were performed on the Property during 1994 and early 1995. In early 1994, two road reconnaissance induced polarization lines through the property from east to west indicated anomalous chargeability west of Kelly Lake, B.C. Seven (7) lines of standard grid and soil geochemical sampling (-60# preparation) of the C-horizon was performed in the area of chargeability. Remnants of lines and stations from Selco's work in 1982 were tied in. Elevated copper values (mean + 1 standard deviation) are based on Selco's extensive surveys of the region in 1982/83 (Gamblc, D., 1982, figure 5). Five diamond drillholes were conducted in 1994 to determine the source of a combined geophysical, geochemical anomaly. Cut grid lines, induced polarization and magnetic surveys were then performed (Vissor, 1994 report for G.W.R. Resources), and followed by drilling of 8 holes in early 1995.

Previous exploration programs have left areas to the south and west of the property grid virtually unexplored for mineral potential.

The Option Agreement

Pursuant to the terms of the option agreement we must retain the services of Rio Minerals Ltd. to perform all exploration and/or development work on the Property. We were also required to expend the following amounts on the exploration and/or development of the Property:

(a) a cumulative total of not less than $25,000 on or before December 31, 2002;

(b) a cumulative total of not less than $35,000 on or before December 31, 2003;

(c) a cumulative total of not less than $150,000 on or before December 31, 2004; and

(d) a cumulative total of not less than $500,000 on or before December 31, 2005.

However, pursuant to the terms of an amendment dated March 11, 2004, we must expend the following amounts on the exploration and/or development of the Property:

(a) exploration-work program of not less than $25,000 by June 30, 2005;

(b) exploration-work program of not less than $75,000 by June 30, 2006;

(c) exploration-work program of not less than $250,000 by June 30, 2007.

Pursuant to the terms of a subsequent addendum dated June 10, 2005 to the addendum dated March 11, 2004, we must now expend the following amounts on the exploration and/or development of the Property:

(a) exploration-work program of not less than $25,000 by April 30, 2006;

(b) exploration-work program of not less than $75,000 by April 30, 2007;

(c) exploration-work program of not less than $250,000 by April 30, 2008.

We are still required to retain the services of Rio Minerals Ltd. to perform all exploration and/or development of the work on the Property. Due to Rio Minerals’ unavailability, as previously scheduled to commence by June 30, 2005, by mutual agreement between us and Rio Minerals we will commence our next work program in the spring of 2006.

We will acquire a 100% interest in the Property, without any further action by any party, immediately upon the last of the foregoing payments and exploration expenses having been met. However, we are obligated to pay Cadre a net smelter return royalty (the “Royalty”) equal to 2% of the net smelter returns realized from production on the Property. If we fail to meet any of the obligations in the agreement, Cadre will be entitled to terminate our option.

Plan of Operation

We recently registered 2,000,000 shares of our common stock at $.10 per share for sale to the public (the “Public Equity Offering”). We will use proceeds in the Public Equity Offering to pay our offering expenses and to make our initial exploration expenditures. To earn our interest, however, we are required to make expenditures beyond the amounts raised in the Public Equity Offering. We are required to make cumulative expenditures totalling $350,000 in respect of our property by April 2008. To date we have expended a total of only about $41,785 (including the $10,000 we paid to acquire the option). This amount includes a total of $31,785 exploration expenditures to date. The work was completed by Rio Minerals Ltd. which included line cutting, grid surveying as well as limited geochemical soil and silt samples.

We must conduct initial explorations to determine what amount of valuable minerals, if any, exist on our properties and if any valuable minerals that are found can be economically extracted and profitably processed. We intend to implement an exploration program and intend to proceed in the following three phases:

à	Phase 1 of our initial explorations will consist of geological mapping and sampling of the property to determine rock types, alteration and mineralization.

à
Phase 2 involves an initial examination of the underground characteristics of any vein structure that was identified by Phase 1 of exploration. Phase 2 is aimed at identifying any mineral deposits of potential economic importance. After a thorough analysis of the data collected in Phase 2, we will decide whether to proceed with a Phase 3 study or to continue more Phase 2 explorations

à
Phase 3 is aimed at precisely defining the depth, the width, the length, the tonnage and the value per ton of any mineral body. This is accomplished through extensive drift driving. Drift driving is the process of constructing a tunnel to take samples of minerals for testing. Later, the tunnel can be used for mining minerals.

The three phases of exploration will be conducted by a qualified geologist with reasonable experience in exploration of economic mineralization and mineral properties. The exploration will be supervised by Derrick Strickland, a member of our Board of Directors. Mr. Strickland will also be involved extensively in assisting with the geologic mapping and geochemical testing.

In the event that our initial exploration program is successful and we discover mineralized material, we will then continue with development expenditures in respect of our property. We will require additional financing to commence our development. In the event that our initial exploration program is unsuccessful and we do not find any mineralized material, we will have to decide whether to continue with or cease our exploration efforts. If we decide not to pursue further exploration of the property we will lose our interest. We will have to find another property to explore and to do so we will require additional financing. We may be unable to raise such additional financing. If we are unable to raise financing we will go out of business.

If we raise the maximum of $200,000 in the Public Equity Offering, we believe that we can pay our offering expenses and satisfy our cash requirements without having to raise additional funds in the next twelve months. If we raise less than $200,000, we may have to raise additional financing or we may not be able to continue our proposed business operations. Until completion of the Public Equity Offering, we believe that our president and director, Michael Bebek, may contribute funds to pay for our expenses because of his significant equity ownership in us. However, Mr. Bebek is not obligated to pay our expenses and he may be unable to do so. Our belief that Mr. Bebek will pay our expenses is based on the fact that he owns 3,000,000 shares of our common stock. We believe Mr. Bebek may continue to pay our expenses as long as he maintains an ownership of our common stock.

We do not expect to purchase or sell any plant or significant equipment. We intend to lease any equipment, such as a backhoe, that we need to carry out our exploration operations.

We do not expect to increase our number of employees during the next twelve months. We intend to retain the services of independent contractors, on an as needed basis, to carry out our exploration program.

Financial Condition and Liquidity

Our financial statements contained herein have been prepared on a going concern basis, which assumes that we will be able to realize our assets and discharge our obligations in the normal course of business.

Assets and Liabilities

As of November 30, 2005, our sole asset was cash in the amount of $20,739. Our total liabilities as of November 30, 2005 were $141,745, consisting of accounts payable in the amount of $9,444 and shareholder advances in the amount of $132,301.

Results of Operations for the Three Months Ended November 30, 2005

We have not discovered any minerals to date. As a result, we have not earned any revenues since our inception in July 3, 2002.

We incurred operating expenses in the amount of $13,581 for the three month period ended November 30, 2005, compared to operating expenses of $8,046 for the three month period ended November 30, 2004. Our operating expenses for the period ended November 30, 2005 were primarily attributable to legal and accounting expenditures used in connection with the Public Equity Offering.

We incurred a net loss of $13,581 in the three month period ended November 30, 2005, compared to $8,046 for the period ended November 30, 2004. Our losses for the three month period ended November 30, 2005 and in the same three month period ended November 30, 2004 are entirely attributable to operating expenses.

Liquidity and Capital Resources

As of November 30, 2005, our sole asset was cash in the amount of $20,739. We had a working capital deficit of $121,006 as of November 30, 2005. As a result, we have insufficient capital to complete our business plan until we are able to raise capital in connection with the Public Equity Offering.

We have not attained profitable operations and are dependent upon obtaining financing to complete our business plan. For these reasons, our auditors have stated in their report that they have substantial doubt about our ability to continue as a going concern.

Off Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of November 30, 2005. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Michael Bebek. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of November 30, 2005, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended November 30, 2005 that have materially affected or are reasonably likely to materially affect such controls.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act are recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in our reports filed under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

PART II - OTHER INFORMATION

Item 1.     Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 2.     Unregistered Sales of Equity Securities and Use of Proceeds

Our registration statement on Form SB-2 (Registration No. 333-100636) under the Securities Act of 1933, as amended, relating to our Public Equity Offering of our Common Stock became effective on January 10, 2006. We have not sold any shares in connection with the Public Equity Offering, and thus, there are no proceeds to account for in this report.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended November 30, 2005.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENWIN RESOURCES INC.

Date:	January 11, 2005
By: /s/ Michael Bebek Michael Bebek Title: Chief Executive Officer, Chief Financial Officer, and Director