Form 10QSB
period 2006-02-28
ENWIN RESOURCES INC
filed 2006-04-07
CIK 1195584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2006

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period _________ to __________

Commission File Number: 333-100636

ENWIN RESOURCES INC.
(Exact name of small business issuer as specified in its charter)

NEVADA	98-0379370
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

700 West Pender Street, Suite 1204 Vancouver, BC, Canada V6C 1G8
(Address of principal executive offices)

(604) 505-5825
(Issuer’s telephone number)
_______________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days [X] Yes [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [ ] No

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,250,000 common shares as of March 23, 2006

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:

(a)	Balance Sheet as of February 28, 2006.
(b)	Statements of Operations for the three and six month periods ended February 28, 2006 and 2005 and period from April 1, 2002 (inception) through February 28, 2006;
(c)	Statements of Cash Flow for the six month periods ended February 28, 2006 and 2005 and period from April 1, 2002 (inception) through February 28, 2006;
(d)	Notes to Financial Statements.

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended February 28, 2006 are not necessarily indicative of the results that can be expected for the full year.

ENWIN RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	February 28, 2006	August 31, 2005
ASSETS	(unaudited)

Current assets
Cash	$124,949	$10,332

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Accounts payable and accrued liabilities	$5,727	$7,902
Shareholder advances	132,301	112,301
	138,028	120,203
Commitments

STOCKHOLDERS’ DEFICIT:
Common stock, $.001 par value, 25,000,000 shares authorized, 4,250,000 and 3,000,000 shares issued and outstanding, respectively	4,250	3,000
Additional paid in capital	144,663	15,821
Deficit accumulated during the exploration stage	(161,992)	(128,692)
Total Stockholders’ Deficit	(13,079)	(109,871)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$124,949	$10,332

The accompanying notes are an integral part of these financial statements

ENWIN RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
Three and Six Months Ended February 28, 2006 and February 28, 2005 and
Period From April 1, 2002 (Inception) through February 28, 2006
(Unaudited)

	Three months ended February 28,		Six months ended February 28,		Inception through February 28,
	2006	2005	2006	2005	2006

General and administrative:
Professional fees	$9,075	$1,900	$17,574	$8,100	$62,797
Impairment	-	-	-	-	10,000
Compensation	1,500	-	3,000	-	15,500
Interest	2,646	1,766	5,092	3,532	20,913
Exploration costs	-	-	-	-	35,402
Other	6,498	37	7,634	117	17,380

Net loss	$(19,719)	$(3,703)	$(33,300)	$(11,749)	$(161,992)

Net loss per share:
Basic and diluted	$(0.01)	$(0.00)	$(0.01)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	3,416,667	3,000,000	3,208,333	3,000,000

The accompanying notes are an integral part of these financial statements

ENWIN RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Six Months Ended February 28, 2006 and February 28, 2005 and
Period From April 1, 2002 (Inception) through February 28, 2006
(Unaudited)

	2006	2005	Inception through February 28, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(33,300)	$(11,749)	$(161,992)
Adjustments to reconcile net deficit to cash used by operating activities:
Imputed interest on stockholder
advances	5,092	3,532	20,913
Impairment	-	-	10,000
	(28,208)	(8,217)	(131,079)
Change in non cash working capital items related to operations
Accounts payable	(2,175)	(6,700)	5,727
CASH FLOWS USED IN OPERATING ACTIVITIES	(30,383)	(14,917)	(125,352)
CASH FLOWS FROM INVESTING ACTIVITIES
Payment on option to acquire mining interest in property	-	-	(10,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	125,000	-	128,000
Shareholder advances	20,000	20,000	132,301
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	145,000	20,000	260,301

NET INCREASE (DECREASE) IN CASH	114,617	5,083	124,949
Cash, beginning of period	10,332	780	-
Cash, end of period	$124,949	$5,863	$124,949

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-
Income taxes paid	$-	$-

The accompanying notes are an integral part of these financial statements

ENWIN RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

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

NOTE 2 - COMMON STOCK

During the period, the company issued 1,250,000 shares of its common stock for proceeds of $125,000.

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

Overview

We were incorporated in the State of Nevada on July 3, 2002. We have an option to acquire an undivided 100% interest in one property located in British Columbia, Canada for purposes of exploration. We intend to acquire more exploration properties when we are in a position to do so. We currently do not pay rent for our business office located at 700 West Pender Street, Suite 1204, Vancouver, BC, Canada V6C 1G8. Our telephone number is (604) 505-5825. We have minimal assets and no revenues with a stockholders’ deficit and losses since our inception.

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

We are still required to retain the services of Rio Minerals Ltd. to perform all exploration and/or development of the work on the Property. In fact, we have used their services to complete groundwork expenditures totalling $35,785 to date. This work entailed line cutting, grid surveying as well as limited geochemical soil and silt samples. We intend to use Rio Minerals to conduct further explorations proceeding under our there phase work program, explained below. Due to Rio Minerals’ unavailability, as previously scheduled to commence by June 30, 2005, by mutual agreement between us and Rio Minerals we will commence our three phase work program in the spring of 2006.

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

Plan of Operation

We recently registered 2,000,000 shares of our common stock at $.10 per share for sale to the public (the “Public Equity Offering”). Of the 2,000,000 shares we registered, however, we were only able to sell 1,250,000 shares of common stock for total proceeds of $125,000. We will use these proceeds to pay our offering expenses and to fund our exploration expenditures. To earn our interest, however, we are required to make expenditures beyond the amounts we raised in the Public Equity Offering. We are required to make cumulative expenditures totalling $350,000 in respect of our property by April 2008. To date, we have expended a total of only about $41,785 (including the $10,000 we paid to acquire the option). This amount includes a total of $31,785 exploration expenditures to date, which satisfies our expenditure obligation of $25,000 due by April 30, 2006. The work was completed by Rio Minerals Ltd. which included line cutting, grid surveying as well as limited geochemical soil and silt samples.

We must conduct further explorations to determine what amount of valuable minerals, if any, exist on our properties and if any valuable minerals that are found can be economically extracted and profitably processed. We intend to implement an exploration program and intend to proceed in the following three phases:

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

In the event that our exploration program is successful and we discover mineralized material, we will then continue with development expenditures in respect of our property. We will require additional financing to commence our development. In the event that our exploration program is unsuccessful and we do not find any mineralized material, we will have to decide whether to continue with or cease our exploration efforts. If we decide not to pursue further exploration of the property we will lose our interest. We will have to find another property to explore and to do so we will require additional financing. We may be unable to raise such additional financing. If we are unable to raise financing we will go out of business.

From the $125,000 we raised in our Public Equity Offering, we believe that we can pay our offering expenses and satisfy our cash requirements at least for the next ten months. We believe that our three phase exploration work will cost up to $150,000 and will take approximately twelve months. We may have to raise additional funds though a private sale of our common stock or borrow money from our officer and director, Michael Bebek, to carry us through the next twelve months and beyond. If we are unable to raise additional funds we may not be able to continue our proposed business operations. We believe that Mr. Bebek will contribute funds to pay for our expenses because of his significant equity ownership in us. However, Mr. Bebek is not obligated to pay our expenses and he may be unable to do so. Our belief that Mr. Bebek will pay our expenses is based on the fact that he owns 3,000,000 shares of our common stock. We believe Mr. Bebek may continue to pay our expenses as long as he maintains an ownership of our common stock.

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

Assets and Liabilities

As of February 28, 2006, our sole asset was cash in the amount of $124,949. Our total liabilities as of February 28, 2006 were $138,028, consisting of accounts payable and accrued liabilities in the amount of $5,727 and shareholder advances in the amount of $132,301.

Results of Operations for the Three Months Ended February 28, 2006

We have not discovered any minerals to date. As a result, we have not earned any revenues since our inception in July 3, 2002.

We incurred operating expenses in the amount of $19,719 for the three month period ended February 28, 2006, compared to operating expenses of $3,703 for the three month period ended February 28, 2005. Our operating expenses for the period ended February 28, 2006 were primarily attributable to legal and accounting expenditures used in connection with the Public Equity Offering.

We incurred a net loss of $19,719 in the three month period ended February 28, 2006, compared to $3,703 for the period ended February 28, 2005. Our losses for the three month period ended February 28, 2006 and in the same three month period ended February 28, 2005 are entirely attributable to operating expenses.

Results of Operations for the Six Months Ended February 28, 2006

We incurred operating expenses in the amount of $33,300 for the six month period ended February 28, 2006, compared to operating expenses of $11,749 for the six month period ended February 28, 2005. Our operating expenses for the period ended February 28, 2006 were primarily attributable to legal and accounting expenditures used in connection with the Public Equity Offering.

We incurred a net loss of $33,300 in the six month period ended February 28, 2006, compared to $11,749 for the period ended February 28, 2005. Our losses for the six month period ended February 28, 2006 and in the same six month period ended February 28, 2005 are entirely attributable to operating expenses.

Liquidity and Capital Resources

As of February 28, 2006, our sole asset was cash in the amount of $124,949. We had a working capital deficit of $13,079 as of February 28, 2006. However, a large portion of our liabilities that contributes to our working capital deficient comes from advances provided by our officer and director, Mr. Michael Bebek. None of the $125,000 raised in the Public Equity Offering will be used to repay Mr. Bebek the $132,301 he has loaned us. Although there is no written obligation requiring him to do so, Mr. Bebek does not intend to demand repayment until we are in a position to do so without harming our business operations. This means that Mr. Bebek only intends to demand repayment when we are profitable and cash-flow positive in operating activities. Thus, we have sufficient capital resources to sustain our operations for at least the next ten months without having to raise additional capital.

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

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of February 28, 2006. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Michael Bebek. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of February 28, 2006, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended February 28, 2006 that have materially affected or are reasonably likely to materially affect such controls.

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

Item 2.     Use of Proceeds

Our registration statement on Form SB-2 (Registration No. 333-100636) under the Securities Act of 1933, as amended, relating to our Public Equity Offering of our Common Stock became effective on January 10, 2006. We sold 1,250,000 shares of our commons stock at $0.10 per share for total proceeds of $125,000. We will use the proceeds to pay for offering expenses, research and exploration expenses.

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended February 28, 2006.

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

ENWIN RESOURCES INC.

Date:	April 7, 2006

By: /s/ Michael Bebek Michael Bebek Title: Chief Executive Officer, Chief Financial Officer, and Director