Form 10QSB
period 2006-05-31
ENWIN RESOURCES INC
filed 2006-07-13
CIK 1195584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended May 31, 2006

[ ]	Transition Report pursuant to 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period __________ to __________

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,250,000 shares as of June 27, 2006

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:
F-1	Balance Sheets as of May 31, 2006 (unaudited) and August 31, 2005;
F-2	Statements of Operations for the three and nine months ended May 31, 2006 and 2005 and period from July 3, 2002 (inception) through May 31, 2006 (unaudited);
F-3	Statements of Cash Flows for the nine months ended May 31, 2006 and 2005 and period from July 3, 2002 (inception) through May 31, 2006 (unaudited);
F-4	Notes to the Financial Statements (unaudited);

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended May 31, 2006 are not necessarily indicative of the results that can be expected for the full year.

ENWIN RESOURCES, INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	May 31, 2006	August 31, 2005
ASSETS	(unaudited)

Current assets
Cash	$115,434	$10,332

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Accounts payable and accrued liabilities	$11,566	$7,902
Shareholder advances	132,301	112,301
Total Current Liabilities	143,867	120,203
Commitments

STOCKHOLDERS’ DEFICIT:
Common stock, $.001 par value, 25,000,000 shares authorized, 4,250,000 shares issued and outstanding	4,250	3,000
Additional paid in capital	147,309	15,821
Deficit accumulated during the development stage	(179,992)	(128,692)
Total Stockholders’ Deficit	(28,433)	(109,871)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$115,434	$10,332

The accompanying notes are an integral part of these financial statements

ENWIN RESOURCES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
Three and Nine Months Ended May 31, 2006 and 2005
and Period From July 3, 2002 (Inception) through May 31, 2006
(Unaudited)

	Three months ended May 31,		Nine months ended May, 31		Inception through May 31,
	2006	2005	2006	2005	2006

General and administrative:
Professional fees	$5,904	$5,800	$23,478	$13,900	$68,701
Impairment	-	-	-	-	10,000
Compensation	1,500	-	4,500	-	17,000
Interest	2,646	1,766	7,738	5,298	23,559
Exploration costs	6,620	-	6,620	-	42,022
Other	1,330	3,920	8,964	4,037	18,710

Net loss	$(18,000)	$(11,486)	$(51,300)	$(23,235)	$(179,992)

Net loss per share:
Basic and diluted	$(0.00)	$(0.00)	$(0.01)	$(0.01)

Weighted average shares outstanding:
Basic and diluted	4,250,000	3,000,000	3,555,556	3,000,000

The accompanying notes are an integral part of these financial statements

ENWIN RESOURCES, INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
Nine Months Ended May 31, 2006 and 2005
and Period From July 3, 2002 (Inception) through May 31, 2006
(Unaudited)

	2006	2005	Inception through May 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(51,300)	$(23,235)	$(172,212)
Adjustments to reconcile net deficit to cash used by operating activities:
Imputed interest on stockholder advances	7,738	5,298	23,559
Impairment	-	-	10,000
Change in non-cash working capital item
Accounts payable and accrued liabilities	3,664	(258)	3,786

CASH FLOWS USED IN OPERATING ACTIVITIES	(39,898)	(18,195)	(134,867)
CASH FLOWS FROM INVESTING ACTIVITIES
Payment on option to acquire mining Interest in property	-	-	(10,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	125,000	-	128,000
Shareholder advances	20,000	20,000	132,301
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	145,000	20,000	260,301

NET INCREASE (DECREASE) IN CASH	105,102	1,805	115,434
Cash, beginning of period	10,332	780	-
Cash, end of period	$115,434	$2,585	$115,434

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

The accompanying notes are an integral part of these financial statements

ENWIN RESOURCES, INC.
(A DEVELOPMENT STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Enwin Resources, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s registration statement filed with the SEC on Form SB-2. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year August 31, 2005 as reported in Form SB-2, have been omitted.

NOTE 2- GOING CONCERN

Enwin has recurring losses and has a deficit accumulated during the exploration stage of $ 179,992 as of May 31, 2006. Enwin’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, Enwin has no current source of revenue. Without realization of additional capital, it would be unlikely for Enwin to continue as a going concern. Enwin’s management plans on raising cash from public or private debt of equity financing, on an as needed basis and in the longer term, revenues from the acquisition, exploration and development of mineral interests, if found. Enwin’s ability to continue as a going concern is dependent on these additional cash financings, and ultimately, upon achieving profitable operations through the development of mineral interests.

NOTE 3 - COMMON STOCK

During the period, the company issued 1,250,000 shares of its common stock for proceeds of $ 125,000.

NOTE 4 - RELATED PARTY TRANSACTIONS

A shareholder of Enwin has advances due from Enwin of $132,301 and $112,301 as of May 31, 2006 and August 31, 2005, respectively. The advances are non-interest bearing and are due upon demand. Enwin has imputed interest at 8% or $7,738 and $5,298 for the nine months ended May 31, 2006 and 2005, respectively.

NOTE 5 - COMMITMENT

On April 30, 2006, Enwin amended their option agreements dated March 11, 2004 and June 10, 2005 with Cadre Capital regarding the Summer Property located in British Columbia, Canada for a fee of $5,000. In order for Enwin to earn the option, it must conduct an exploration work-program on the property totaling of $25,000 by April 30, 2007, $75,000 by April 30, 2008 and $250,000 by April 30, 2009. In addition, Enwin must maintain all property maintenance fees and payments in order to keep the property in good standing with applicable mining laws governing the property. If Enwin fails to meet any of the obligations in the agreement, Cadre Capital Inc. will be entitled to terminate the option.

Item 2.     Management’s Discussion and Analysis or Plan of Operation

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

The Option Agreement

Pursuant to the terms of the option agreement we must retain the services of Rio Minerals Ltd. to perform all exploration and/or development work on the Property. We were originally required to expend the following amounts on the exploration and/or development of the Property:

(a) a cumulative total of not less than $25,000 on or before December 31, 2002;

(b) a cumulative total of not less than $35,000 on or before December 31, 2003;

(c) a cumulative total of not less than $150,000 on or before December 31, 2004; and

(d) a cumulative total of not less than $500,000 on or before December 31, 2005.

However, pursuant to the terms of an addendum agreement dated April 30, 2006, we must now expend the following amounts on the exploration and/or development of the Property:

(a) exploration-work program of not less than $25,000 by April 30, 2007;

(b) exploration-work program of not less than $75,000 by April 30, 2008;

(c) exploration-work program of not less than $250,000 by April 30, 2009.

As consideration for the April 30, 2006 extension, we were required to pay Cadre a $5,000 extension fee and a $1,620 annual maintenance fee. The extension was needed due to Rio Minerals’ unavailability to perform the exploration work, the upcoming weather conditions in the region of South Central British Columbia, and the overall declining market condition for gold and other metals.

We are still required to retain the services of Rio Minerals to perform all exploration and/or development of the work on the Property. In fact, we have used their services to complete groundwork expenditures totalling $35,402 to date. This work entailed line cutting, grid surveying as well as limited geochemical soil and silt samples. We intend to use Rio Minerals to conduct further explorations proceeding under our three phase work program, explained below. Due to Rio Minerals’ unavailability, as previously scheduled to commence by April 30, 2006, by mutual agreement between us and Rio Minerals we intend to commence our three phase work program in the spring of 2007.

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

Plan of Operation

We recently registered 2,000,000 shares of our common stock at $.10 per share for sale to the public (the “Public Equity Offering”). Of the 2,000,000 shares we registered, however, we were only able to sell 1,250,000 shares of common stock for total proceeds of $125,000. We will use these proceeds to pay our offering expenses and to fund our exploration expenditures. To earn our interest, however, we are required to make expenditures beyond the amounts we raised in the Public Equity Offering. We are required to make cumulative expenditures totalling $350,000 in respect of our property by April 2009. To date, we have expended a total of only about $42,022.  This amount includes a total of $35,402 exploration expenditures to date, which satisfies our expenditure obligation of $25,000 due by April 30, 2007. The work was completed by Rio Minerals which included line cutting, grid surveying as well as limited geochemical soil and silt samples.

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

In the event that our exploration program is successful and we discover mineralized material, we will then continue with development expenditures in respect of our property. We will require additional financing to commence our development. In the event that our exploration program is unsuccessful and we do not find any mineralized material, we will have to decide whether to continue with or cease our exploration efforts. If we decide not to pursue further exploration of the property we will lose our interest. In such a case, we will have to find another property to explore or seek out other business opportunities entirely. To do so will require additional financing. We may be unable to raise such additional financing. If we are unable to raise financing we will go out of business.

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

Assets and Liabilities

As of May 31, 2006, our sole asset was cash in the amount of $115,434. Our total liabilities as of May 31, 2006 were $143,867, consisting of accounts payable and accrued liabilities in the amount of $11,566 and shareholder advances in the amount of $132,301.

Results of Operations for the Three Months Ended May 31, 2006

We have not discovered any minerals to date. As a result, we have not earned any revenues since our inception in July 3, 2002.

We incurred operating expenses in the amount of $18,000 for the three month period ended May 31, 2006, compared to operating expenses of $11,486 for same period ended May 31, 2005. Our operating expenses for the period ended May 31, 2006 were primarily attributable to legal and accounting expenditures.

We incurred a net loss of $18,000 in the three month period ended May 31, 2006, compared to $11,486 for the same period ended May 31, 2005. Our losses for the three month period ended May 31, 2006 and in the same period ended May 31, 2005 are entirely attributable to operating expenses.

Results of Operations for the Nine Months Ended May 31, 2006

We incurred operating expenses in the amount of $51,300 for the nine month period ended May 31, 2006, compared to operating expenses of $23,235 for the same period ended May 31, 2005. Our operating expenses for the period ended May 31, 2006 were primarily attributable to legal and accounting expenditures used in connection with the Public Equity Offering.

We incurred a net loss of $51,300 in the nine month period ended May 31, 2006, compared to $23,235 for the same period ended May 31, 2005. Our losses for the nine month period ended May 31, 2006 and in the same period ended May 31, 2005 are entirely attributable to operating expenses.

Liquidity and Capital Resources

As of May 31, 2006, our sole asset was cash in the amount of $115,434. We had a working capital deficit of $28,433 as of May 31, 2006. However, a large portion of our liabilities that contributes to our working capital deficient comes from advances provided by our officer and director, Mr. Michael Bebek. None of the $125,000 raised in the Public Equity Offering will be used to repay Mr. Bebek the $132,301 he has loaned us. Although there is no written obligation requiring him to do so, Mr. Bebek does not intend to demand repayment until we are in a position to do so without harming our business operations. This means that Mr. Bebek only intends to demand repayment when we are profitable and cash-flow positive in operating activities. Thus, we have sufficient capital resources to sustain our operations for at least the next ten months without having to raise additional capital.

We have not attained profitable operations and are dependent upon obtaining financing to complete our business plan. For these reasons, our auditors have stated in their report that they have substantial doubt about our ability to continue as a going concern.

Off Balance Sheet Arrangements

As of May 31, 2006, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of May 31, 2006. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Michael Bebek. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of May 31, 2006, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended May 31, 2006 that have materially affected or are reasonably likely to materially affect such controls.

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

Limitations on the Effectiveness of Internal Controls

Our management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving our objectives and our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at that reasonable assurance level. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended May 31, 2006.

Item 5.     Other Information

None

Item 6.      Exhibits

Exhibit Number	Description of Exhibit
10.1	Addendum to Option Agreement, dated April 30, 2006
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ENWIN RECOURCES INC.

Date:	June 30, 2006

By: /s/ Michael Bebek Michael Bebek Title: Chief Executive Officer, Chief Financial Officer, and Director