Form 10KSB
period 2006-08-31
ENWIN RESOURCES INC
filed 2006-11-14
CIK 1195584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-KSB

[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 2006

[ ]	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT

For the transition period from _________ to __________

Commission file number 333−100636

ENWIN RESOURCES, INC.
(Exact name of small business issuer as specified in its charter)

Nevada	98−0379370
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

700 West Ponder Street, Suite 1204 Vancouver, B.C., Canada	V6C 1G8
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number: (604) 505-5825

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered

None	Not Applicable

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, Par Value $0.001
(Title of class)

Check whether the Issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [X] No [ ]

State issuer’s revenues for its most recent fiscal year. $0

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the average bid and asked price of such common equity, as of a specified date within the past 60 days. Unavailable.

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date.
4,250,000 Common Shares as of August 31, 2006.

Transitional Small Business Disclosure Format (Check One): Yes [ ] No [X]

PART I

Item 1. Description of Business

Overview

We were incorporated in the State of Nevada on July 3, 2002 under the name Enwin Resources, Inc. We are engaged in the exploration of mineral properties. We intend to acquire more exploration properties when we are in a position to do so. We have minimal assets and no revenues with a stockholders' deficit and losses since our inception.

Our Business

Our current focus is on the exploration of mineral properties in British Columbia, Canada. We have acquired an interest in a property consisting of five mining claims in Lac La Hache, British Columbia. We intend to explore these mining claims for any valuable minerals, including silver, copper and zinc. We are in the process of conducting initial explorations to determine what amount of valuable minerals, if any, exist on our properties, and if any valuable minerals that are found can be economically extracted and profitably processed.

In July 2002, we entered into an option agreement with Cadre Capital (“Cadre”) to acquire an undivided 100% interest in a mineral property in British Columbia, Canada. The property, known as the Spring Lake Property (the “Property”), consists of five mining claims known as the Summer Claims 1-5 located in Lac La Hache, British Columbia.

We paid $10,000 to Cadre upon execution of the original option agreement and an additional $10,000 in 2003. Pursuant to the terms of the option agreement and a subsequent addendum dated April 30, 2006, we retained the services of Rio Minerals Ltd. (“Rio Minerals”) to perform all exploration and/or development work on the Property. We were originally required to expend the following amounts on the exploration and/or development of the Property:

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

We are still required to retain the services of Rio Minerals to perform all exploration and/or development of the work on the Property. In fact, we have used their services to complete groundwork expenditures totaling $35,402 to date. This work entailed line cutting, grid surveying as well as limited geochemical soil and silt samples. We intend to use Rio Minerals to conduct further explorations proceeding under our three phase work program, explained below in the section entitled “Plan of Operation.” Due to Rio Minerals’ unavailability, as previously scheduled to commence by April 30, 2006, by mutual agreement between us and Rio Minerals we intend to commence our three phase work program in the spring of 2007.

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

Competitive Factors

The economic mineralization mining industry is fragmented. We compete with other exploration companies looking for economic mineralization. We are one of the smallest exploration companies in existence. We are an infinitely small participant in the economic mineralization mining market. While we compete with other exploration companies, there is no competition for the exploration or removal of minerals from our property. Readily available economic mineralization markets exist in Canada and around the world for the sale of economic mineralization. Therefore, we will likely be able to sell any economic mineralization that we are able to recover.

Patents, Licenses, Trademarks, Franchises, Concessions, Royalty Agreements, or Labor Contracts

We do not own, either legally or beneficially, any patent or trademark.

Research and Development

We did not incur any research and development expenditures in the fiscal years ended August 31, 2006 and 2005.

Government Regulations

Our mineral exploration program is subject to the Mineral Tenure Act (British Columbia) and Regulation. This act sets forth rules for locating claims, posting claims, working claims, and reporting work performed.

We are also subject to the British Columbia Mineral Exploration Code (the “Code”) that tells us how and where we can explore for valuable minerals. We must comply with these laws to operate our business. The purpose of the Code is to assist persons who wish to explore for valuable minerals in British Columbia to understand the process whereby exploration activities are permitted and regulated. The Code establishes province wide standards for mineral exploration and development activities. The Code also manages and administers exploration and development activities to ensure maximum extraction with a minimum of environmental disturbance. The Code does not apply to certain exploration work we will be conducting. Specifically, work that does not involve mechanical disturbance of the surface including:

▪	prospecting using hand-held tools;
▪	geological and geochemical surveying;
▪	airborne geophysical surveying;
▪	hand-trenching without the use of explosives; and
▪	the establishment of gridlines that do not require the felling of trees.

Exploration activities that we intend on carrying out which are subject to the provisions of the Code:

▪	drilling, trenching, and excavating using machinery;
▪	disturbance of the ground by mechanical means; and
▪	blasting.
Compliance with these rules and regulations will require us to meet the minimum annual work requirements. Also, prior to proceeding with any exploration work subject to the Code we must apply for a notice of work permit. In this notice we will be required to set out the location, nature, extent, and duration of the proposed exploration activities. The notice is submitted to the British Columbia Regional Office of the Mines Branch, Energy Division. We have not yet applied for this permit, since it is not required until later stages of exploration (i.e. drilling). We estimate that the fees for obtaining such permit are very nominal and that it can be obtained within two (2) weeks.

In order to explore for economic mineralization on our property we must submit our plan for review and pay a fee of $150.00. We believe that our plan will be accepted and an exploration permit will be issued to us. The exploration permit is the only permit or license we will need to explore for economic mineralization on our property.

Environmental Law

We are also subject to the Health, Safety and Reclamation Code for Mines in British Columbia. This code deals with environmental matters relating to the exploration and development of exploration properties. The goal of this Act is to protect the environment through a series of regulations affecting health and safety, archaeological sites, and exploration access.

We are responsible for providing a safe working environment, to not disrupt archaeological sites, and to conduct our activities to prevent unnecessary damage to the property.

We anticipate no discharge of water into active stream, creek, river, lake, or any other body of water regulated by environmental law or regulation. No endangered species will be disturbed.

Restoration of the disturbed land will be completed according to law. All holes, pits, and shafts will be sealed upon abandonment of the property. It is difficult to estimate the cost of compliance with the environmental law since the full nature and extent of our proposed activities cannot be determined until we start our operations and know what that will involve from an environmental standpoint. We do not expect costs associated with compliance with environmental laws to be significant, so long as the exploration is properly conducted within generally accepted standards. In the event that such costs are higher than we anticipate, we may need to raise additional financing. We have not arranged for such financing, nor is there any guarantee that we would be able to secure it. If we are unable to pay costs associated with compliance with environmental laws this could significantly harm our business.

We are currently in compliance with the act and will continue to comply with the act in the future. We believe that compliance with the act will not adversely affect our business operations in the future.

Employees and Employment Agreements

At present, we have no employees, aside from our officers and directors. We intend to hire geologists, engineers, and excavation subcontractors on an as needed basis. We have not entered into any negotiations or contracts with any of these potential contractors.

Michael Bebek and Derrick P. Strickland have received total compensation of $18,500 (Mr. Bebek $7,500 and Mr. Strickland $11,000) from inception to the fiscal year ended August 31, 2006. Mr. Bebek and Mr. Strickland do not have employment agreements with our company and have not received any further compensation to date other than the total $18,500 already paid to them. However, Mr. Strickland will receive $6,000 per year for his services as a director. We presently do not have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt plans in the future. There are presently no personal benefits available to any employees.

Item 2. Description of Property

The following information, along with other information contained in this annual report, is provided in compliance with "Guide 7 of Industry Guides under the Securities Act and the Exchange Act" for issuers engaged or to be engaged in significant mining operations.

Glossary of Terms

The following are the definitions of some of the highly technical and geological terms which follow below.

Andesite: A type of rock that typically formed through the relatively rapid crystallization of a lava. Andesite was named after the Andes Mountains of South America.

Assay: A chemical test performed on a sample of ores or minerals to determine the amount of valuable metals contained.

Basalt:  A type of rock composed chiefly of calcic plagioclase and clinopyroxene, although nepheline, olivine, orthopyroxene, or quartz may be present.  Basalt is the fine-grained equivalent of gabbro.  Basalts typically have low viscosity and therefore occur in lava flows.

Breccia/Brecciation: a rock type, formed from recrystallised fragments of other rocks.

Clast: Rock fragments formed in a sequence of sedimentary rocks.

Development: Work carried out for the purpose of opening up a mineral deposit and making the actual ore extraction possible.

Diamond Drill: A rotary type of rock drill that cuts a core of rock that is recovered in long cylindrical sections, two centimeters or more in diameter.

Diorite: An intrusive igneous rock.

Exploration: Work involved in searching for ore, usually by drilling or driving a drift.

Gabbro:  A coarse-grained, dark, igneous rock.

Geophysical Survey: Indirect methods of investigating the subsurface geology using the applications of physics including electric, gravimetric, magnetic, electromagnetic, seismic, and radiometric principles.

Glaciolacustrine deposit: a deposit in a glacial lake.

Grade: The average assay of a ton of ore, reflecting metal content.

Hornblende: an important rock-forming mineral made chiefly of silicates of magnesium, calcium and iron, black in color.

Mineralization: The presence of economic minerals in a specific area or geological formation.

Net Smelter Return: A share of the net revenues generated from the sale of metal produced by a mine.

Porphyry: Any igneous rock in which relatively large crystals, called phenocrysts, are set in a fine-grained groundness.

Reclamation: The restoration of a site after mining or exploration activity is completed.

Reserves: That part of a mineral deposit which could be economically and legally extracted or produced at the time of the reserve determination.

Skarn: Name for the metamorphic rocks surrounding an igneous intrusive where it comes in contact with a limestone or dolomite formation.

Triassic: the earliest of the three geologic periods comprised in the Mesozoic era.

Tertiary: the earlier of the two geologic periods in the Cenozoic era

Vein: A mineralized zone having a more or less regular development in length, width and depth which clearly separates it from neighboring rock.

Location and Access

(1) The property consists of five claims totaling approximately 1605 acres. The property is located approximately 12 kilometers east of the junction between B.C. Highway 97 North and the 111 mile creek road, approximately 20 kilometers north of 100 Mile House, B.C., and 6 kilometers south of Lac La Hache, B.C. Williams Lake, B.C., is approximately 120 kilometers northwest of the property and is the nearest large town. The property is located in the southern Cariboo, within the Clinton Mining Division. The approximate coordinates are: latitude; 51° 47’N, longitude; 121° 15’W. The property is accessible by approximately 12 kilometers of all-weather gravel road east of Highway 97 north. Access through the property is via previously established logging roads and spurs. Highway 97, a B.C. Rail line, natural gas and power transmission line run through Lac La Hache. Twenty kilometers south of the property is the town of 100 Mile House, population 5,000.

The following are small scale maps showing the location and access to the property, which consists of the claims located in the very center of the map.

Physiography

The property is situated within the Central Plateau of the Cariboo region of south central British Columbia. The area is characterized by gentle hills with elevations ranging from 850 to 1500 meters. Approximately 40% of the fir, spruce and pine forest in the immediate area has been clearcut and replanted. Several large lakes and numerous creeks provide water year-round. The claims lie between Spring Lake and Chub Lake. The annual precipitation is from 500 to 1000 millimeters, with most of it occurring during the winter months. Winter snow cover averages one meter, arriving by early November and departing by April.

(2) Pursuant to an option agreement between us and Cadre, we have an option to acquire an undivided 100% interest in the claims if we expend certain amounts of money on exploration. Information concerning our option with Cadre is contained above in the section entitled “Description of Business.”

(3) The Lac La Hache area was initially prospected for placer gold during the Cariboo Gold Rush in the 1890’s. In 1966, the Canadian federal and B.C. provincial government performed an airborne magnetic survey of the Lac La Hache area which resulted in the delineation of several magnetic anomalies. This was followed by exploration for porphyry and skarn mineralization. In 1969 and 1970, geological, geochemical and geophysical work was performed on the Spring Lake area by Royal Canadian Ventures Ltd. (Vollo, 1969/1970). In 1982 and 1983, geochemical and limited induced polarization surveys were performed in the Spring Lake and Chub Lake area by Guichon Explorco Limited for Selco Inc. (Owsiacki, Gamble, 1982, 1983). Local copper anomalies were encountered north of Kelly Lake, and between Spring Lake and Chub Lake where thick glacial till and possible lake bottom deposits occur.

(4) Geological, geochemical, geophysical and diamond drilling programs were performed on the property during 1994 and early 1995. In early 1994, two road reconnaissance induced polarization lines through the property from east to west indicated anomalous chargeability west of Kelly Lake, B.C. Seven (7) lines of standard grid and soil geochemical sampling of the C-horizon was performed in the area of chargeability. Remnants of lines and stations from work performed in 1982 were tied in. Five diamond drillholes were conducted in 1994 to determine the source of a combined geophysical, geochemical anomaly. Cut grid lines, induced polarization and magnetic surveys were then performed (Vissor, 1994 report for G.W.R. Resources), and followed by drilling of 8 holes in early 1995.

A power transmission line runs through Lac La Hache which is accessible from our property. We will utilize this source of power during our explorations.

Slopes on the property are very steep throughout. Vegetation consists mainly of fir and pine trees, much of it mature second growth. The climate features warm summers and cold winters. The Harrison Forrest is very wet in the winter and fairly dry in the summer. Average yearly precipitation is thirty inches. A snow pack of six to nine feet begins to accumulate in October and lingers in places into May. The recommended field exploration season is from early May to late October, although the close proximity to access roads would allow for drilling or underground exploration and development on a year round basis.

Property Geology

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

The property is extensively covered by glacial, and glaciolacustrine deposits reaching over 100 meters in depth, however, depth appears to vary erratically.

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

Previous Exploration

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

Item 3. Legal Proceedings

We are not a party to any pending legal proceeding. We are not aware of any pending legal proceeding to which any of our officers, directors, or any beneficial holders of 5% or more of our voting securities are adverse to us or have a material interest adverse to us.

Item 4. Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended August 31, 2006.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

Our common stock is currently quoted on the OTC Bulletin Board (“OTCBB”), which is sponsored by the NASD. The OTCBB is a network of security dealers who buy and sell stock. The dealers are connected by a computer network that provides information on current "bids" and "asks", as well as volume information. Our shares are quoted on the OTCBB under the symbol “EWNR.” The following table sets forth the range of high and low bid quotations for our common stock as reported by the OTCBB following our eligibility for quotation on the OTCBB for each of the periods indicated. These quotations reflect inter−dealer prices, without retail mark−up, mark−down or commission and may not necessarily represent actual transactions.

Fiscal Year Ending August 31, 2006
Quarter Ended	High $	Low $
November 30, 2005	0	0
February 28, 2006	0	0
May 31, 2006	0	0
August 31, 2006	0	0

Fiscal Year Ending August 31, 2005
Quarter Ended	High $	Low $
November 30, 2004	0	0
February 28, 2005	0	0
May 31, 2005	0	0
August 31, 2005	0	0

Holders of Our Common Stock

As of August 31, 2006, we had approximately thirty-one (31) holders of record of our common stock.

Dividends

There are no restrictions in our Articles of Incorporation or Bylaws that restrict us from declaring dividends. However, the Nevada Revised Statutes do prohibit us from declaring dividends where, after giving effect to the distribution of the dividend 1) we would not be able to pay our debts as they become due in the usual course of business, or 2) our total assets would be less than the sum of our total liabilities, plus the amount that would be needed to satisfy the rights of shareholders who have preferential rights superior to those receiving the distribution.

We have not paid a dividend with respect to our common stock since our incorporation. We do not expect to pay a dividend on our common stock in the foreseeable future. At the present time, there are no shareholders who have any preferential rights. The declaration of any future cash dividend will be at the discretion of our Board of Directors and will depend upon our earnings, if any, our capital requirements and financial position, our general economic conditions, and other pertinent conditions. It is our present intention not to pay any cash dividends in the foreseeable future, but rather to reinvest earnings, if any, in our business operations.

Securities Authorized for Issuance under Equity Compensation Plans

We have not adopted a formal stock option plan to provide stock-based incentive compensation to employees, consultants, directors, and other advisors.

Recent Sales of Unregistered Securities

We did not issue any securities without registration under the Securities Act of 1933 during the year ended August 31, 2006 which were not previously included in a Quarterly Report on Form 10−QSB or Current Report on Form 8−K.

Item 6. Management’s Plan of Operation

Forward-Looking Statements

Historical results and trends should not be taken as indicative of future operations. Management's statements contained in this report that are not historical facts are forward−looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities and Exchange Act of 1934 (the “Exchange Act”), as amended. Actual results may differ materially from those included in the forward−looking statements. The Company intends such forward−looking statements to be covered by the safe−harbor provisions for forward−looking statements contained in the Private Securities Litigation Reform Act of1995, and is including this statement for purposes of complying with those safe−harbor provisions. Forward−looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Company, are generally identifiable by use of the words “believe,” “expect,” “intend,” “anticipate,” “estimate,” “project,” “prospects,” or similar expressions. The Company's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Company on a consolidated basis include, but are not limited to: unanticipated problems relating to exploration, hazards such as pollution, or other hazards which cannot be insured against or predicted, changes in economic conditions, availability of capital, competition, and generally accepted accounting principles. These risks and uncertainties should be considered in evaluating forward−looking statements and undue reliance should not be placed on such statements. Further information concerning the Company and its business, including additional factors that could materially affect the Company's financial results, is included herein and in the Company's other filings with the SEC.

Plan of Operation

Our initial exploration program is designed to: 1) explore and evaluate our properties to determine what amount of valuable minerals, if any, exist on our properties, and 2) if any valuable minerals are found, to determine if the minerals can be economically extracted and profitably processed. Our exploration targets are any valuable minerals and we will specifically look for economic mineralization, silver, copper and zinc.

Our exploration program consists of three phases all of which will be performed or supervised by Derrick Strickland, one of our directors, and independent contractors hired by us. Mr. Strickland will also be involved extensively in assisting with the geologic mapping and geochemical testing. The three phases of exploration will be conducted by a qualified geologist with reasonable experience in exploration of economic mineralization and mineral properties.

Phase 1

Phase 1 of our initial explorations will consist of geological mapping and sampling of the property to determine rock types, alteration, and mineralization; testing for soil geochemistry using 240 micron fraction over existing cut lines and new lines to the south and north; and polarization and magnetic surveys. Phase 1 will proceed as follows:

▪
Geologic mapping on the property will be conducted by taking soil samples throughout the property at approximately 200-300 foot intervals. On areas with no rock outcrops, we will do soil survey grids. We will also analyze surface outcrops of rock and the topography of the property to assist in the geologic mapping. We anticipate the costs of the geologic mapping during this Phase to be approximately $8,000.

▪
Geochemical testing will proceed by taking rock samples from the property and taken to a lab where a determination of the elemental make up of the sample and the exact concentrations of economic mineralization, silver, copper and zinc will be made. We will then compare the relative concentrations of economic mineralization, silver, copper, and zinc in samples so the results from different samples can be compared in a more precise manner and plotted on a map to evaluate their significance. We anticipate the cost of geochemical testing to be approximately $8,000 to $12,000.

When available, existing workings such as like trenches, prospect pits, shafts, or tunnels will be examined. If an apparent mineralized zone is identified and narrowed down to a specific area by the studies, we will begin trenching the area. Trenches are generally approximately 150 ft. in length and 10-20 ft. wide. These dimensions allow for a thorough examination of the surface of the vein structure types generally encountered in the area. They also allow easier restoration of the land to its pre-exploration condition when we conclude our operations. Once excavation of a trench is completed, samples are taken and then analyzed for economically potential valuable minerals that are known to have occurred in the area. We will analyze trench samples at a lab in Vancouver, British Columbia. Rock chip samples will tested for traces of economic mineralization, silver, lead, copper, zinc, iron, and other valuable minerals; however our primary focus is the search for economic mineralization, silver, copper or zinc. A careful interpretation of this available data collected from the various tests will aid in determining whether or not the prospect has current economic potential and whether further exploration is warranted.

We estimate that Phase 1 will take about three (3) months and cost up to $20,000.

Phase 2

Phase 2 involves an initial examination of the underground characteristics of any vein structure that was identified by Phase 1 of exploration. Phase 2 is aimed at identifying any mineral deposits of potential economic importance. The methods to be employed are as follows:

▪
Extensive trenching will be utilized to identify the continuity and extent of mineralization, if any, below the surface. If trenching reveals significant mineralization, we may conduct limited diamond drilling to further explore the deposit. We anticipate that we will rely primarily on more extensive trenching during Phase 2 to identify the extent of mineralization.

▪
Additional and more advanced geophysical work to provide a general understanding of the location and extent of mineralization at depths that are unreachable by surface excavations and a target for more extensive trenching and core drilling.

▪	Diamond drilling will be used as an essential component of exploration and aid in the delineation and definition of any deposits.

We anticipate the approximate costs for Phase 2 will be approximately $8,000 for the trenching, $5,000 for the geophysical work, and $5,000 to $8,000 for the drilling work, if completed.

After a thorough analysis of the data collected in Phase 2, we will decide whether to proceed with a Phase 3 study or to continue more Phase 2 explorations.

Phase 2 will take about three (3) months and cost up to $20,000.

Phase 3

Phase 3 is aimed at precisely defining the depth, width, length, tonnage, and value per ton of any mineral body. We will accomplish this task through extensive drift driving. Drift driving is the process of constructing a tunnel to take samples of minerals for testing, and later, the tunnel can be used for mining minerals. The costs of underground work are variable and depend in large part on the type of rock encountered. If the rock is unstable and fractured, the cost of tunneling can increase greatly because the tunnel must be reinforced. If the rock is tombstone or granite the cost of tunneling is lower as reinforcement of the tunnel is not necessary. We do not intend to conduct extensive drift driving until Phase 3. We anticipate driving a drift of approximately 50 to 60 feet during Phase 3 at an approximate cost of $1,000 per foot for a total cost of $50,000 and $60,000.

In order for us to initiate underground work during Phase 3, we will take into account several factors before we make the decision to go underground:

▪	the density of the underlying rock in deciding the extent of the drift driving to be undertaken;
▪	if the rock encountered is tombstone or granite we are more likely to proceed with more extensive drift driving as the cost of construction is lower than if the rock is unstable and/or fractured;
▪	the primary factor we will take into account in deciding whether to proceed with extensive drift driving will be the grade and consistency of the ore encountered.

Our estimate of the amount of economic mineralization or other valuable mineral per ton in the underlying rock will determine the extent of our underground work.

Phase 3 will take about six (6) months and cost up to $90,000.

Mineralized material is a mineralized body that has been delineated by appropriately spaced drilling and/or underground sampling to support a sufficient tonnage and average grade of metals. If valuable mineralized material is found, we will then determine if it is profitable to extract the economic mineralization. If we determine that it is possible to extract the mineralized material, the exploration the property will cease and we will initiate the development stage of the property.

Development

In the event that our initial exploration program is successful and we discover mineralized material, we will then continue with development expenditures in respect of our property. We do not intend to interest other companies in the property if we find mineralized materials. We intend to try to develop the reserves ourselves. We will require additional financing to commence our development. In the event that our initial exploration program is unsuccessful and we do not find any mineralized material, we will then decide whether to continue with or cease our exploration efforts at the property. If we decide not to pursue further exploration of the property, we will lose our interest. We will have to find another property to explore and to do so we will require additional financing.

We have not formulated a plan for development, and cannot and will not do so until valuable mineralized material is found. We have not found any valuable minerals or reserves whatsoever at this time on any of our properties.

Pursuant to our option agreement, we are required to spend a cumulative total of $350,000 in respect of our property by April 30, 2009. Development expenditures will satisfy our expenditure obligations. To date, we have expended a total of $42,022.  This amount includes a total of $35,402 in exploration expenditures which satisfies our expenditure obligation of $25,000 due by April 30, 2007. The work was completed by Rio Minerals Ltd. and included line cutting, grid surveying, and limited geochemical soil and silt samples.

Management’s Discussion and Analysis of Financial Condition and Results of Operations

We recently registered 2,000,000 shares of our common stock at $.10 per share for sale to the public in a Public Equity Offering. Of the 2,000,000 shares we registered, we were able to sell 1,250,000 shares of common stock for total proceeds of $125,000. We will use these proceeds to pay our offering expenses and to fund our exploration expenditures.

We believe that we can satisfy our cash requirements at least for the next ten months. We believe that our three phase exploration work will cost up to $150,000 and will take approximately twelve months. We may have to raise additional funds though a private sale of our common stock or borrow money from our officer and director, Michael Bebek, to carry us through the next twelve months and beyond. If we are unable to raise additional funds we may not be able to continue our proposed business operations. We believe that Mr. Bebek will contribute funds to pay for our expenses because of his significant equity ownership in our Company. However, Mr. Bebek is not obligated to pay our expenses and he may be unable to do so. Our belief that Mr. Bebek will pay our expenses is based on the fact that he owns 3,000,000 shares of our common stock. We believe Mr. Bebek may continue to pay our expenses as long as he maintains an ownership of our common stock.

Results of Operations

We have not discovered any minerals to date. As a result, we have not earned any revenues since our inception in July 3, 2002.

We incurred operating expenses in the amount of $55,686 for the year ended August 31, 2006, compared to operating expenses in the amount of $35,650 for the year ended August 31, 2005. Our expenses for the year ended August 31, 2006 consisted largely of professional fees of $32,569 and other expenses of $10,497 related to office expenses and annual renewal fees. Other expenses included $6,000 to compensate our management and $6,620 in exploration costs. Our expenses for the year ended August 31, 2005 consisted of largely of professional fees of $24,203. Other expenses included $3,500 to compensate our management, $3,617 in exploration costs, and $4,330 in office expenses and annual renewal fees. The increase in expenses from fiscal 2006 to fiscal 2005 is primarily attributable to an increase in professional fees and office expenses and annual renewal fees. Our net loss for the year ended August 31, 2006 was $(66,070), compared to a net loss of $(43,034) in the prior year.

Liquidity and Capital Resources

As of August 31, 2006, our sole asset was cash in the amount of $97,594. We had a working capital deficit of $(40,557) as of August 31, 2006. However, a large portion of our liabilities that contributes to our working capital deficient comes from advances provided by our officer and director, Mr. Michael Bebek. None of the $125,000 raised in the offering will be used to repay Mr. Bebek the $132,301 he has loaned us. Although there is no written obligation requiring him to do so, Mr. Bebek does not intend to demand repayment until we are in a position to do so without harming our business operations. This means that Mr. Bebek only intends to demand repayment when we are profitable and cash-flow positive in operating activities. Thus, we have sufficient capital resources to sustain our operations for at least the next ten months without having to raise additional capital.

Off Balance Sheet Arrangements

As of August 31, 2006, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to complete our business plan. For these reasons, our auditors have stated in their report that they have substantial doubt about our ability to continue as a going concern.

Critical Accounting Policies

In December 2001, the SEC requested that all registrants list their most “critical accounting polices” in the Management Discussion and Analysis. The SEC indicated that a “critical accounting policy” is one which is both important to the portrayal of a company’s financial condition and results, and requires management’s most difficult, subjective or complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. We believe that the following accounting policies fit this definition.

Mineral properties

Cost of license acquisition, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred.

Management periodically reviews the carrying value of our investments in mineral leases and claims with internal and external mining related professionals. A decision to abandon, reduce or expand a specific project is based upon many factors including general and specific assessments of mineral deposits, anticipated future mineral prices, anticipated future costs of exploring, developing and operating a production mine, the expiration term and ongoing expenses of maintaining mineral properties and the general likelihood that we will continue exploration on such project.

Recently Issued Accounting Pronouncements

Enwin does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

Item 7. Financial Statements

Index to Audited Financial Statements:

F-1	Report of Independent Registered Public Accounting Firm
F-2	Balance Sheets as of August 31, 2006;
F-3	Statements of Operations for the years ended August 31, 2006 and 2005 and period from July 3, 2002 (inception) through August 31, 2006;
F-4	Statements of Cash Flows for the years ended August 31, 2006 and 2005 and period from July 3, 2002 (inception) through August 31, 2006;
F-5	Statements of Stockholders’ Deficit for the period from July 3, 2002 (inception) through August 31, 2006;
F-6	Notes to the Financial Statements.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Enwin Resources, Inc.
(An Exploration Stage Company)
Vancouver BC, Canada

We have audited the accompanying balance sheet of Enwin Resources, Inc. as of August 31, 2006, and the related statements of operations, stockholders’ deficit, and cash flows for each of the two years then ended and for the period from July 3, 2002 (Inception) through August 31, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enwin Resources, Inc. as of August 31, 2006, and the results of its operations and its cash flows for each of the two years then ended and for the period from July 3, 2002 (Inception) through August 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Enwin will continue as a going concern. As discussed in Note 2 to the financial statements, Enwin has incurred losses from inception through August 31, 2006 totaling $194,762. Enwin will require additional working capital to develop its business until Enwin either (1) achieves a level of revenues adequate to generate sufficient cash flows from operations; or (2) obtains additional financing necessary to support its working capital requirements. These conditions raise substantial doubt about Enwin's ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 2. The accompanying financial statements do not include any adjustments that might result from the outcome of these uncertainties.

LBB & Associates Ltd., LLP
(formerly: Lopez, Blevins, Bork & Associates, LLP)
Houston, Texas

October 13, 2006

ENWIN RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEET
As of August 31, 2006

ASSETS

Current assets
Cash	$97,594
Total current assets	97,594
Total assets	$97,594

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Accounts payable and accrued expenses	$5,850
Stockholder advances	132,301
Total current liabilities	138,151

Total liabilities	138,151
Commitments

STOCKHOLDERS’ DEFICIT:
Common stock, $.001 par value, 25,000,000 shares authorized, 4,250,000 shares issued and outstanding	4,250
Additional paid in capital	149,955
Deficit accumulated during the exploration stage	(194,762)
Total stockholders’ deficit	(40,557)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$97,594

See accompanying summary of accounting policies and notes to financial statements.

ENWIN RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
For the years ended August 31, 2006 and 2005 and
period from July 3, 2002 (Inception) through August 31, 2006

	Year Ended August 31, 2006	Year Ended August 31, 2005	Inception through August 31, 2006

General and administrative expenses:
Professional fees	$32,569	$24,203	$77,792
Impairment	-	-	10,000
Office	8,070	3,842	17,023
Compensation	6,000	3,500	18,500
Exploration costs	6,620	3,617	42,022
Other	2,427	488	3,220
Total general and administrative expenses	55,686	35,650	168,557

Interest expense	10,384	7,384	26,205

Net loss	$(66,070)	$(43,034)	$(194,762)

Net loss per share:
Basic and diluted	$(0.02)	$(0.01)

Weighted average shares outstanding:
Basic and diluted	3,729,167	3,000,000

See accompanying summary of accounting policies and notes to financial statements.

ENWIN RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF STOCKHOLDERS’ DEFICIT
Period from July 3, 2002 (Inception) through August 31, 2006

	Common stock		Additional paid-in	Deficit accumulated during the exploration stage	Total
	Shares	Amount	capital
Issuance of common stockfor cash to founders	3,000,000	$3,000	$-	$-	$3,000
Net loss	-	-	-	(22,518)	(22,518)
Balance, August 31, 2002	3,000,000	3,000	-	(22,518)	(19,518)
Imputed interest	-	-	3,253	-	3,253
Net loss	-	-	-	(30,733)	(30,733)
Balance, August 31, 2003	3,000,000	3,000	3,253	(53,251)	(46,998)
Imputed interest	-	-	5,184	-	5,184
Net loss	-	-	-	(32,407)	(32,407)
Balance, August 31, 2004	3,000,000	3,000	8,437	(85,658)	(74,221)
Imputed interest	-	-	7,384	-	7,384
Net loss	-	-	-	(43,034)	(43,034)
Balance, August 31, 2005	3,000,000	3,000	15,821	(128,692)	(109,871)
Issuance of common stock for cash	1,250,000	1,250	123,750	-	125,000
Imputed interest	-	-	10,384	-	10,384
Net loss	-	-	-	(66,070)	(66,070)

Balance, August 31, 2006	4,250,000	$4,250	$149,955	$(194,762)	$(40,557)

See accompanying summary of accounting policies and notes to financial statements.

ENWIN RESOURCES, INC.
(A EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
For the years ended August 31, 2006 and 2005 and
period from July 3, 2002 (Inception) through August 31, 2006

	Year Ended August 31, 2006	Year Ended August 31, 2005	Inception through August 31, 2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(66,070)	$(43,034)	$(194,762)
Adjustments to reconcile net loss to cash used by operating activities:
Imputed interest on stockholder advances	10,384	7,384	26,205
Impairment	-	-	10,000
Change in non-cash working capital item related to operations
Accounts payable and accrued liabilities	(2,052)	1,202	5,850

CASH FLOWS USED IN OPERATING ACTIVITIES	(57,738)	(34,448)	(152,707)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment on option to acquire mining interest in property	-	-	(10,000)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common stock	125,000	-	128,000
Stockholder advances	20,000	44,000	132,301

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	145,000	44,000	260,301

NET INCREASE IN CASH	87,262	9,552	97,594
Cash, beginning of period	10,332	780	-
Cash, end of period	$97,594	$10,332	$97,594

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying summary of accounting policies and notes to financial statements.

ENWIN RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Nature of Business

Enwin Resources, Inc. (“Enwin”) was incorporated in Nevada on July 3, 2002. Enwin is an exploration stage company with no current source of revenues. Enwin is currently in the process of acquiring certain mining claims.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Basic Loss Per Share

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period.

Mineral properties

Cost of license acquisition, exploration, carrying and retaining unproven mineral lease properties are expensed as incurred.

Income taxes

Income taxes are computed using the asset and liability method. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

Recent Accounting Pronouncements

Enwin does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 - GOING CONCERN

Enwin has recurring losses and has a deficit accumulated during the exploration stage of $194,762 as of August 31, 2006. Enwin's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, Enwin has no current source of revenue. Without realization of additional capital, it would be unlikely for Enwin to continue as a going concern. Enwin's management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, revenues from the acquisition, exploration and development of mineral interests, if found. Enwin's ability to continue as a going concern is dependent on these additional cash financings, and, ultimately, upon achieving profitable operations through the development of mineral interests.

NOTE 3 - INCOME TAXES

Enwin follows Statement of Financial Accounting Standards No. 109 (SFAS 109), “Accounting for Income Taxes.” Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not deemed likely to be realized.

The provision for refundable Federal income tax consists of the following:

August 31, 2006
Refundable Federal income tax attributable to:
Current operations	$22,000
Less, change in valuation allowance	(22,000)
Net refundable amount	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

August 31, 2006
Deferred tax asset attributable to:
Net operating loss carryover	$66,000
Less, valuation allowance	(66,000)
Net deferred tax asset	$-

At August 31, 2006, Enwin had an unused net operating loss carryover approximating $195,000 that is available to offset future taxable income; it expires beginning in 2022.

NOTE 4 - COMMON STOCK

At inception, Enwin issued 3,000,000 shares of stock to its founding shareholder for $3,000 cash.

During the year ended August 31, 2006, Enwin issued 1,250,000 shares of stock for $125,000 cash.

NOTE 5 - RELATED PARTY TRANSACTIONS

A shareholder of Enwin has advances due from Enwin of $132,301 at August 31, 2006. The advances are non-interest bearing and are due upon demand. Enwin has imputed interest at 8%,

or $10,384 and $7,384 for the years ended August 31, 2006 and 2005, respectively.

During the year, director fees in the amount of $6,000 (2005 - $3,500) were paid to a director of the company.

Enwin neither owns nor leases any real or personal property, an officer has provided office services without charge. Such costs are immaterial to the financial statements and accordingly are not reflected herein. The officers and directors are involved in other business activities and most likely will become involved in other business activities in the future.

NOTE 6 - COMMITMENTS

During the year ended August 31, 2006, Enwin amended an option agreement dated July 25, 2002 with Cadre Capital regarding the Spring Lake Property which, consists of 5 claims called the Summer Claims, located in British Columbia, Canada. In consideration of the extension, Enwin agreed to pay the optioner an extension fee of $ 5,000 plus $ 1,620 annual maintenance fees.

In order for Enwin to earn the option, it must conduct an exploration work-program on the property totaling of $25,000 by April 30, 2007, $75,000 by April 30, 2008 and $250,000 by April 30, 2009. As of August 31, 2006 Enwin spent $35,402 on this exploration project. In addition, Enwin must maintain all property maintenance fees and payments in order to keep the property in good standing with applicable mining laws governing the property. If Enwin fails to meet any of the obligations in the agreement, Cadre Capital Inc. will be entitled to terminate the option.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

No events occurred requiring disclosure under Item 304(b) of Regulation S−B.

Item 8A. Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of August 31, 2006. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Michael Bebek. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of August 31, 2006, our disclosure controls and procedures are effective. There have been no significant changes in our internal controls over financial reporting during the quarter ended August 31, 2006 that have materially affected or are reasonably likely to materially affect such controls.

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

Item 8B. Other Information

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act

The following information sets forth the names of our current directors and executive officers, their ages and their present positions with the Company.

Name	Age	Office(s) Held
Michael Bebek	30	President, Secretary, Treasurer and Director
Derrick Strickland	39	Director

Set forth below is a brief description of the background and business experience of each of our current executive officers and directors.

Michael Bebek - has been our President, Secretary, Treasurer and a member of our Board of Directors since inception. Mr. Bebek has devoted approximately 50% of his professional time to our business since inception and intends to continue to devote this amount of time in the future. From February 2005 to present Mr. Bebek has worked in corporate relations for Keegan Resources Inc., a Canadian tier two junior resource mineral exploration company listed on the TSX Venture Exchange. From 2001 to present, Mr. Bebek worked as a Computer Consultant for Liquor Distributors of British Columbia, the provincial liquor distribution authority. Throughout 2001, Mr. Bebek was a Computer Consultant for 360 Networks Inc., a communications infrastructure provider. Throughout 2000, Mr. Bebek was a Junior Network Administrator for InterLogic Engineering Ltd., a software development and design company. From 1999 to 2000, Mr. Bebek was an Instructor for CCI Learning Inc., a developer and supplier of computer training products. From 1994 to 1997, Mr. Bebek majored in Business Administration and Minored in Computer Science at the University of Northern British Columbia, Prince George, B.C., Canada. Mr. Bebek obtained a Diploma in Computer Network Administration from the CDI College of Business and Technology, Vancouver, B.C., Canada in 2000.

Derrick Strickland - has been a member of our Board of Directors since inception. Mr. Strickland has devoted approximately 5% of his professional time to our business since inception and intends to continue to devote this amount of time in the future. From 2001 to present, Mr. Strickland has worked as an independent geological consultant; from 2000 to 2001 he was completing his Master of Business Administration from University of Phoenix; from 1993 to 2000, Mr. Strickland was an Acting Senior Mineralogist/Geologist for Ashton Mining of Canada Inc., in Vancouver, British Columbia where he was responsible for project management including mineral sampling, exploration drilling, and evaluating the diamond potential of the Kimberlites. Throughout 1993, Mr. Strickland was a Geologist for RESA Resources Inc. in Bellchasse, Quebec where he conducted Reconnaissance geological and geochemical surveys, and diamond drilling on the Bellchasse Economic mineralization deposit. In 2001, Mr. Strickland obtained his Master of Business Administration from University of Phoenix; in 1997 he completed the CSC Canadian Securities Course; and in 1993 Mr. Strickland obtained his Bachelor of Science in Geology from Concordia University, Quebec.

Term of Office

Our directors are appointed for a one (1) year term to hold office until the next annual meeting of our shareholders or until removed from office in accordance with our Bylaws. Our executive officers are appointed by our Board of Directors and hold office until removed by the board.

Significant Employees

We have no significant employees other than our officer and director, Mr. Bebek.

Family Relationships

There are no family relationships between or among the directors, executive officers, or persons nominated or chosen by us to become directors or executive officers.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present or former director, executive officer, or employee: (1) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (2) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences); (3) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (4) being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Audit Committee

We do not have a separately−designated standing audit committee. Our entire Board of Directors performs the functions of an audit committee, but no written charter governs the actions of our Board of Directors when performing the functions of that would generally be performed by an audit committee. Our Board of Directors approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, our Board of Directors reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

We do not have an audit committee financial expert because of the size of our company and our board of directors at this time. We believe that we do not require an audit committee financial expert at this time because we retain outside consultants who possess these attributes. For the fiscal year ending August 31, 2006, our Board of Directors: 1) reviewed and discussed the audited financial statements with management, and 2) reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor's independence. Based upon our Board of Directors' review and discussion of the matters above, our Board of Directors authorized inclusion of the audited financial statements for the year ended August 31, 2006 to be included in this Annual Report on Form 10−KSB and filed with the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers and persons who beneficially own more than ten percent of a registered class of the Company's equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors, and greater than ten percent beneficial shareholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file. To the best of our knowledge based solely on a review of Forms 3, 4, and 5 (and any amendments thereof) received by us during or with respect to the year ended August 31, 2006, the following persons have failed to file, on a timely basis, the identified reports required by Section 16(a) of the Exchange Act during fiscal year ended August 31, 2006:

Name and principal position	Number of late reports	Transactions not timely reported	Known failures to file a required form
Michael Bebek	1	0	0
Derrick Strickland	0	0	1

Code of Ethics Disclosure

We adopted a Code of Ethics on February 25, 2006. The Code of Ethics has not been filed with the SEC as of August 31, 2006, but is filed with this annual report on Form 10-KSB.

Item 10. Executive Compensation

The table below summarizes all compensation awarded to, earned by, or paid to our current executive officers for each of the last three completed fiscal years.

		Annual Compensation				Long Term Compensation
Name	Title	Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awarded ($)	Options/ SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Michael Bebek	President, Secretary, Treasurer and Director	2006 2005 2004	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0
Derrick Strickland	Director	2006 2005 2004	6,000 3,500 1,500	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

Option/SAR Grants

The company does not currently have a stock option plan. No individual grants of stock options, whether or not in tandem with stock appreciation rights known as SARs and freestanding SARs have been made to any executive officer or any director since our inception; accordingly, no stock options have been exercised by any of the officers or directors since we were founded.

Long-Term Incentive Plan Awards

We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Compensation of Directors

Mr. Bebek, our sole officer and also a director, and Mr. Strickland, a director, receive very limited compensation for their services as our officer and directors. From inception to August 31, 2006, Mr. Bebek has received $7,500, and Mr. Strickland has received $11,000. Mr. Bebek and Strickland have not accrued compensation for past services, nor do they intend to do so for future services.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth, as of August 31, 2006, the beneficial ownership of our common stock by each executive officer and director, by each person known by us to beneficially own more than 5% of the our total outstanding shares of common stock and by the executive officers and directors as a group. Except as otherwise indicated, all shares are owned directly and the percentage shown is based on 4,250,000 shares of common stock issued and outstanding on August 31, 2006.

Title of class	Name and address of beneficial owner (1)	Amount of beneficial ownership	Percent of class
Executive Officers and Directors
Common	Michael Bebek 700 West Pender Street, Suite 1204 Vancouver, B.C., Canada V6C 1G8	3,000,000(2)	70.6%
Common	Derrick Strickland	0	0
Total of all Directors and Executive Officers
More than 5% Beneficial Owners
Common	Union Securities Ltd. PO Box 10341-Pacific Centre Suite 900 700 West Georgia Street Vancouver, B.C., Canada V7Y 1H4	454,000	10.7%

(1)
As used in this table, "beneficial ownership" means the sole or shared power to vote, or to direct the voting of, a security, or the sole or shared investment power with respect to a security (i.e., the power to dispose of, or to direct the disposition of, a security). In addition, for purposes of this table, a person is deemed, as of any date, to have "beneficial ownership" of any security that such person has the right to acquire within 60 days after such date.

(2)
A total of 3,000,000 shares of common stock were issued to Michael Bebek, all of which are restricted securities, as defined in Rule 144 of the Rules and Regulations of the SEC promulgated under the Securities Act. Under Rule 144, the shares can be publicly sold, subject to volume restrictions and restrictions on the manner of sale, commencing one year after their acquisition date of February 21, 2006.

Item 12. Certain Relationships and Related Transactions

Except as disclosed below, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in−laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction over the last two years or in any presently proposed transaction which, in either case, has or will materially affect us.

▪
On July 23, 2002, we issued a total of 3,000,000 shares of restricted common stock to Mr. Bebek, our President and a Director of our company for $3,000 in cash. Mr. Bebek has advanced us a total of approximately $132,301 as of August 31, 2006 at an imputed rate of interest of 8% per annum. Although the advances do not bear interest, we have imputed a rate of 8% as a non-cash charge for GAAP purposes.

Date of Loan	Amount of Advance	Interest Rate on Advance
October 5, 2005	$20,000	0%
July 7, 2005	$24,000	0%
Sept 15, 2004	$20,000	0%
Aug 31, 2004	$14,000	0%
Aug 31, 2003	$27,275	0%
Aug 31, 2002	$27,026	0%
Total	$132,301	0%

The advances provided by Mr. Bebek are payable on demand. Although there is no written obligation requiring him to do so, Mr. Bebek intends to continue to advance us small amounts of money, as needed, to be used for organizational and start-up costs and operating capital until this offering is completed. The above table illustrates the advance amounts and interest rates for the respective advances made by Mr. Bebek.

There will be no documents reflecting the advances as of August 31, 2006 and they are payable on demand. Although there is no written obligation requiring him to do so, Mr. Bebek does not intend to demand repayment until the company is profitable and cash-flow positive in operating activities.

Item 13. Exhibits

Exhibit Number	Description
3.1	Articles of Incorporation, as amended (1)
3.2	By-laws, as amended (1)
10.1	Addendum to Option Agreement, dated April 30, 2006(2)
14.1	Code of Ethics, dated February 25, 2006
31.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

1.	Previously included as an exhibit to the registration statement filed on Form SB-2 on October 18, 2002.
2.	Previously included as an exhibit to the quarterly report filed on Form 10QSB on July 13, 2006.

Item 14. Principal Accountant Fees and Services

Audit Fees

The aggregate fees billed by our auditors for professional services rendered in connection with a review of the financial statements included in our annual report on Form 10−KSB and the audit of our annual consolidated financial statements for the fiscal years ended August 31, 2006 and August 31, 2005 were approximately $7,800.00 and $8,650.00, respectively.

Audit−Related Fees

Our auditors did not bill additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended August 31, 2006 and 2005.

All Other Fees

The aggregate fees billed by our auditors for all other non−audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended August 31, 2006 and 2005 were $0 and $0 respectively.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Enwin Resources, Inc.

By:	/s/ Michael Bebek

Title:	President, Secretary, and Treasurer
Date:	November 14, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:	/s/ Michael Bebek	By:	/s/ Derrick Strickland

Title:	Director	Title:	Director
Date:	November 14, 2006	Date:	November 14, 2006