Form 10QSB
period 2006-11-30
ENWIN RESOURCES INC
filed 2007-01-10
CIK 1195584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended November 30, 2006

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,250,000 common shares as of November 30, 2006

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:
F-1	Balance Sheet as of November 30, 2006 (unaudited) and August 31, 2006;
F-2	Statements of Operations for the three months ended November 30, 2006 and 2005 and period from July 3, 2002 (inception) through November 30, 2006 (unaudited);
F-3	Statements of Cash Flows for the three months ended November 30, 2006 and 2005 and period from July 3, 2002 (inception) through November 30, 2006 (unaudited);
F-4	Notes to Financial Statements (unaudited);

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended November 30, 2006 are not necessarily indicative of the results that can be expected for the full year.

ENWIN RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	November 30, 2006	August 31, 2006
ASSETS	(unaudited)

Current assets
Cash	$96,457	$97,594

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$16,897	$5,850
Shareholders advances	132,301	132,301
Total current liabilities	149,198	138,151

STOCKHOLDERS’ DEFICIT:
Common stock, $.001 par value, 25,000,000 shares authorized, 4,250,000 shares issued and outstanding	4,250	4,250
Additional paid in capital	152,551	149,955
Deficit accumulated during the exploration stage	(209,542)	(194,762)
Total Stockholders’ Deficit	(52,741)	(40,557)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$96,457	$97,594

The accompanying notes are an integral part of these financial statements.

ENWIN RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
(unaudited)

	Three Months Ended November 30,		Inception, July 10, 2002, through November 30,
	2006	2005	2006
General and administrative expenses:
Professional fees	$9,387	$8,499	$87,179
Impairment	-	-	10,000
Compensation	1,500	1,500	20,000
Exploration costs	-	-	42,022
Other	1,297	1,136	21,540
Total general and administrative expenses	14,780	13,581	209,542
Interest	2,596	2,446	28,801
Net loss	$(14,780)	$(13,581)	$(209,542)

Net loss per share:
Net loss basic and diluted	$(0.00)	$(0.00)

Weighted average shares outstanding:
Basic and diluted	4,250,000	3,000,000

The accompanying notes are an integral part of these financial statements.

ENWIN RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(unaudited)

	Three Months Ended November 30,		Inception, July 10, 2002, through November 30,
	2006	2005	2006
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,780)	$(13,581)	$(209,542)
Adjustments to reconcile net deficit to cash used by operating activities:
Imputed interest on stockholder advances	2,596	2,446	28,801
Impairment	-	-	10,000

Change in non cash working capital items related to operations
Accounts payable	11,047	1,542	16,897

CASH FLOWS USED IN OPERATING ACTIVITIES	(1,137)	(9,593)	(153,844)

CASH FLOWS FROM INVESTING ACTIVITIES
Payment on option to acquire mining interest in property	-	-	(10,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	-	-	128,000
Shareholder advances	-	20,000	132,301
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	-	20,000	260,301

NET INCREASE (DECREASE) IN CASH	(1,137)	10,407	96,457
Cash, beginning of period	97,594	10,332	-
Cash, end of period	$96,457	$20,739	$96,457

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	-	-	-
Income taxes paid	-	-	-

The accompanying notes are an integral part of these financial statements.

ENWIN RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
NOTES TO THE FINANCIAL STATEMENTS
(unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Enwin Resources, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s registration statement filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year 2006 as reported in Form 10-KSB, have been omitted.

NOTE 2 - GOING CONCERN

Enwin has recurring losses and has a deficit accumulated during the exploration stage of $209,542 as of November 30, 2006. Enwin’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, Enwin has no current source of revenue. Without realization of additional capital, it would be unlikely for Enwin to continue as a going concern. Enwin’s management plans on raising cash from public or private debt of equity financing, on an as needed basis and in the longer term, revenues from the acquisition, exploration and development of mineral interests, if found. Enwin’s ability to continue as a going concern is dependent on these additional cash financings, and ultimately, upon achieving profitable operations through the development of mineral interests.

NOTE 3 - RELATED PARTY TRANSACTIONS

A shareholder of Enwin has advances due from Enwin of $ 132,301 (August 31, 2006- $ 132,301) at November 30, 2006. The advances are non-interest bearing and are due upon demand. Enwin has imputed interest at 8% or $2,596 for the three months ended November 30, 2006 and $2,446 for the three months ended November 30, 2005.

During the three months ended November 30, 2006, management fees in the amount of $1,500 (2005 - $1,500) were earned by a director of the company (at November 30, 2006 $1,500 remained in accounts payable).

Item 2.     Management’s Discussion and Analysis or Plan of Operation

Forward-Looking Statements

Certain statements, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. We intend such forward-looking statements to be covered by the safe-harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995, and are including this statement for purposes of complying with those safe-harbor provisions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. Our ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on our operations and future prospects on a consolidated basis include, but are not limited to: changes in economic conditions, legislative/regulatory changes, availability of capital, interest rates, competition, and generally accepted accounting principles. These risks and uncertainties should also be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise. Further information concerning our business, including additional factors that could materially affect our financial results, is included herein and in our other filings with the SEC.

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

We paid $10,000 to Cadre upon execution of the original option agreement and an additional $10,000 in 2003. Pursuant to the terms of the option agreement and a subsequent addendum dated April 30, 2006, we retained the services of Rio Minerals Ltd. (“Rio Minerals”) to perform all exploration and/or development work on the Property. We were originally required to expend the following amounts on the exploration and/or development of the Property:

1.	a cumulative total of not less than $25,000 on or before December 31, 2002;

2.	a cumulative total of not less than $35,000 on or before December 31, 2003;

3.	a cumulative total of not less than $150,000 on or before December 31, 2004; and

4.	a cumulative total of not less than $500,000 on or before December 31, 2005.

However, pursuant to the terms of an addendum agreement dated April 30, 2006, we must now expend the following amounts on the exploration and/or development of the Property:

1.	exploration-work program of not less than $25,000 by April 30, 2007;

2.	exploration-work program of not less than $75,000 by April 30, 2008;

3.	exploration-work program of not less than $250,000 by April 30, 2009.

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

Results of Operations for the three months ended November 30, 2006 and 2005

We have not discovered any minerals to date. As a result, we have not earned any revenues since our inception in July 3, 2002.

We incurred operating expenses in the amount of $14,780 for the three months ended November 30, 2006, compared to operating expenses in the amount of $13,581 for the same period ended November 30, 2005. Our expenses for the three months ended November 30, 2006 consisted largely of professional fees of $9,387, interest of $2,596, compensation of $1,500 and other expenses of $1,297. Our expenses for three months ended November 30, 2005 consisted of largely of professional fees of $8,499, interest of $2,446, compensation of $1,500 and other expenses of $1,136. The increase in expenses from November 30, 2006 to November 30, 2005 is primarily attributable to an increase in professional fees. Our net loss for the three months ended November 30, 2006 was $(14,780), compared to a net loss of $(13,581) in the same period ended November 30, 2005.

Liquidity and Capital Resources

As of November 30, 2006, our sole asset was cash in the amount of $96,457. We had a working capital deficit of $(52,741) as of November 30, 2006. However, a large portion of our liabilities that contributes to our working capital deficient comes from advances provided by our officer and director, Mr. Michael Bebek. Although there is no written obligation requiring him to do so, Mr. Bebek does not intend to demand repayment of the $132,301 we owe him until we are in a position to do so without harming our business operations. This means that Mr. Bebek only intends to demand repayment when we are profitable and cash-flow positive in operating activities. Thus, we have sufficient capital resources to sustain our operations for at least the next ten months without having to raise additional capital.

Off Balance Sheet Arrangements

As of November 30, 2006, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

Going Concern

We have recurring losses and have a deficit accumulated during the exploration stage of $209,542 as of November 30, 2006. Our financial statements are prepared using the generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, we have no current source of revenue. Without realization of additional capital, it would be unlikely for us to continue as a going concern. Our management plans on raising cash from public or private debt of equity financing, on an as needed basis and in the longer term, revenues from the acquisition, exploration and development of mineral interests, if found. Our ability to continue as a going concern is dependent on these additional cash financings, and ultimately, upon achieving profitable operations through the development of mineral interests.

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

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of November 30, 2006. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Michael Bebek. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of November 30, 2006, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended November 30, 2006.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended November 30, 2006.

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

ENWIN RESOURCES, INC.

Date:	January 9, 2006

By: /s/ Michael Bebek Michael Bebek Title: Chief Executive Officer, Chief Financial Officer, and Director