Form 10QSB
period 2007-02-28
ENWIN RESOURCES INC
filed 2007-03-29
CIK 1195584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[X]	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended February 28, 2007

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

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,250,000 common shares as of February 28, 2007

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1.      Financial Statements

Our unaudited financial statements included in this Form 10-QSB are as follows:
F-1	Balance Sheet as of February 28, 2007 (unaudited) and August 31, 2006;
F-2	Statements of Operations for the three and six months ended February 28, 2007 and 2006 and period from July 3, 2002 (inception) through February 28, 2007 (unaudited);
F-3	Statements of Cash Flows for the six months ended February 28, 2007 and 2006 and period from July 3, 2002 (inception) through February 28, 2007 (unaudited);
F-4	Notes to Financial Statements (unaudited);

These unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and the SEC instructions to Form 10-QSB. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the interim period ended February 28, 2007 are not necessarily indicative of the results that can be expected for the full year.

ENWIN RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
BALANCE SHEETS

	February 28, 2007	August 31, 2006
	(unaudited)
ASSETS

Current assets
Cash	$4,726	$97,594
Total current assets	4,726	97,594
TOTAL ASSETS	$4,726	$97,594

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$444	$5,850
Shareholders advances	97,612	132,301
Total current liabilities	98,056	138,151
Total liabilities	98,056	138,151

STOCKHOLDERS’ DEFICIT:
Common stock, $.001 par value, 100,000,000 (August 31, 2006- 25,000,000) shares authorized, 4,250,000, shares issued and outstanding	4,250	4,250
Additional paid in capital	154,503	149,955
Deficit accumulated deficit during the development stage	(252,083)	(194,762)
Total stockholders’ deficit	(93,330)	(40,557)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,726	$97,594

The accompanying notes are an integral part of these financial statements.

ENWIN RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF OPERATIONS
Three and Six Months Ended February 28, 2007 and February 28, 2006 and
Period From July 3, 2002 (Inception) through February 28, 2007
(Unaudited)

	Three months ended February 28,		Six months ended February 28,		Inception through February 28,
	2007	2006	2007	2006	2007
General and administrative:
Professional and consulting	$39,614	$9,075	$49,001	$17,574	$126,793
Impairment	-	-	-	-	10,000
Compensation	500	1,500	2,000	3,000	20,500
Interest	1,952	2,646	4,548	5,092	30,753
Exploration costs	-	-	-	-	42,022
Other	475	6,498	1,772	7,634	22,015

Net loss	$(42,541)	$(19,719)	$(57,321)	$(33,300)	$(252,083)

Net loss per share:
Basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)

Weighted average shares outstanding:
Basic and diluted	4,250,000	3,416,667	4,250,000	3,208,333

The accompanying notes are an integral part of these financial statements.

ENWIN RESOURCES, INC.
(AN EXPLORATION STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(unaudited)

	Six Months Ended February 28,		Inception, July 3, 2002, through February 28,
	2007	2006	2007
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(57,321)	$(33,300)	$(252,083)
Adjustments to reconcile net deficit to cash used by operating activities:
Imputed interest on stockholder advances	4,548	5,092	30,753
Impairment	-	-	10,000

Change in non cash working capital items related to operations
Accounts payable	(5,406)	(2,175)	444
CASH FLOWS USED IN OPERATING ACTIVITIES	(58,179)	(30,383)	(210,886)
CASH FLOWS FROM INVESTING ACTIVITIES
Payment on option to acquire mining interest in property	-	-	(10,000)
CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from the sale of common stock	-	125,000	128,000
Shareholder advances	(34,689)	20,000	97,612
CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	(34,689)	145,000	225,612

NET INCREASE (DECREASE) IN CASH	(92,868)	114,617	4,726
Cash, beginning of period	97,594	10,332	-
Cash, end of period	$4,726	$124,949	$4,726

SUPPLEMENTAL CASH FLOW INFORMATION
Interest paid	-	-	-
Income taxes paid	-	-	-

The accompanying notes are an integral part of these financial statements.

ENWIN RESOURCES, INC.
AN EXPLORATION STAGE COMPANY
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

NOTE 2 - GOING CONCERN

Enwin has recurring losses and has a deficit accumulated during the exploration stage of $252,083 as of February 28, 2007. Enwin’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, Enwin has no current source of revenue. Without realization of additional capital, it would be unlikely for Enwin to continue as a going concern. Enwin’s management plans on raising cash from public or private debt of equity financing, on an as needed basis and in the longer term, revenues from the acquisition, exploration and development of mineral interests, if found. Enwin’s ability to continue as a going concern is dependent on these additional cash financings, and ultimately, upon achieving profitable operations through the development of mineral interests.

NOTE 3 - RELATED PARTY TRANSACTIONS

A shareholder of Enwin has advances due from Enwin of $ 97,612 (August 31, 2006- $ 132,301) at February 28, 2007. The advances are non-interest bearing and are due upon demand. Enwin has imputed interest at 8% or $4,548 and $ 1,952 for the six months and three months ended February 28, 2007 and $5,092 and $ 2,646 for the six months and three months ended February 28, 2006.

During the six months and three months ended February 28,2007, management fees in the amount of $2,000 (2006- $ 1,500) and $ 500 (2006 - $1,500) were earned by a director of the company.

NOTE 4 - CAPITAL STOCK

During the period, the company increased its authorized share capital to 100,000,000.

NOTE 5 - MINERAL PROPERTY

On February 22, 2007, the company terminated its option agreement with Cadre Capital to acquire an 100% undivided interest in a mineral property in British Columbia, Canada.

NOTE 6 - RECLASSIFICATION

The company has reclassified certain items on the statements of operations for the periods ended February 28, 2006 to facilitate comparisons. These reclassifications have no effect on net loss or stockholders’ deficit.

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

Plan of Operation

Since our inception on July 3, 2002, we have been engaged in the exploration of mineral properties. Shortly after our formation, we entered into an option agreement (the “Agreement”) with Cadre Capital (“Cadre”) to acquire an undivided 100% interest in a mineral property in British Columbia, Canada. The property, known as the Spring Lake Property (the “Property”), consists of five mining claims known as the Summer Claims 1-5 located in Lac La Hache, British Columbia. Our business plan was to explore these mining claims for any valuable minerals, including silver, copper and zinc.

Our exploration program consisted of three phases, all of which required the performance and supervision of Derrick Strickland, our former director, and independent contractor we hired as a geologist for the project. We never completed the exploration program or fulfilled our obligations under the Agreement to acquire an undivided 100% interest in the Property. Pursuant to the Agreement, we were required to spend a cumulative total of $350,000 in respect of the Property by April 30, 2009. As of the date of this report, we have expended a total of $42,022 on the project. This amount includes a total of $35,402 in exploration expenditures which satisfied our expenditure obligation of $25,000 due by April 30, 2007. The work was completed by Rio Minerals Ltd., the company we hired to perform all exploration and development work on the Property, and included line cutting, grid surveying, and limited geochemical soil and silt samples.

We were obligated to make continuing payments toward the exploration of the Property in order to retain our rights under Agreement. On February 22, 2007, however, we terminated our option to acquire the Property in accordance with Section 4 of the Agreement. As a result, we will no longer pursue exploration of the Property. We terminated the Agreement in order to avoid making further payments and as a result of Mr. Strickland’s resignation as a director and geologist of our company.
As a result of our terminating the Agreement, we have no present business operations. We have minimal assets and no revenues with a stockholders’ deficit and losses since our inception. Our plan of operation is to direct our efforts and limited resources to identify and evaluate other business opportunities. We have not yet established any criteria upon which to consider and proceed with a business opportunity. At the present time, we have not identified any business opportunity that management believes is consistent with our income needs.

We can provide no assurance that we will be successful in acquiring another business due to our limited working capital. We anticipate that if we are successfully able to identify businesses for acquisition, we will require additional financing in order to enable us to complete any acquisition. However, we can provide no assurance that if we pursue additional financing we will receive any financing.

We currently have forecasted the expenditure of approximately $20,000 during the next six to twelve months in order to remain in compliance with the reporting requirements of the Securities Exchange Act of 1934 and to identify additional businesses for acquisition. As of February 28, 2007, we had cash in the bank in the amount of $4,726. As such, the completion of a business opportunity and the fulfilment of our reporting requirements in the next 12 months depends on our ability to obtain additional financing. If we are unable to obtain additional financing, our business plan will be significantly impaired. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds. Investors in our stock could likely lose their entire investment.

We do not anticipate purchasing any real property or significant equipment during the next 12 months.

At the present time we have no employees other than our sole officer and director, Mr. Michael Bebek. We do not anticipate hiring any employees until such time as we are able acquire any additional businesses.

Results of Operations for the three and six months ended February 28, 2007 and 2006

We did not earn any revenues during the three or six months ended February 28, 2007, and have not earned any since our inception in July 3, 2002.

We incurred operating expenses in the amount of $42,541 for the three months ended February 28,

2007, compared to operating expenses in the amount of $19,719 for the same period ended February 28, 2006. We incurred operating expenses in the amount of $57,321 for the six months ended February 28, 2007, compared to operating expenses in the amount of $33,300 for the same period ended February 28, 2006. Our expenses for the three months ended February 28, 2007 consisted largely of professional and consulting fees of $39,614, interest of $1,952, compensation of $500 and other expenses of $475. Our expenses for three months ended February 28, 2006 consisted largely of professional and consulting fees of $9,075, interest of $2,646, compensation of $1,500 and other expenses of $6,498. Our expenses for the six months ended February 28, 2007 consisted largely of professional and consulting fees of $49,001, interest of $4,548, compensation of $2,000 and other expenses of $1,772. Our expenses for six months ended February 28, 2006 consisted largely of professional and consulting fees of $17,574, interest of $5,092, compensation of $3,000 and other expenses of $7,634. The increase in expenses from the three and six month periods ended February 28, 2007 compared with the same periods for February 28, 2006 is primarily attributable to an increase in professional and consulting fees.

Our net loss for the three months ended February 28, 2007 was $(42,541), compared to a net loss of $(19,719) in the same period ended February 28, 2006. Our net loss for the six months ended February 28, 2007 was $(57,321), compared to a net loss of $(33,300) in the same period ended February 28, 2006.

Liquidity and Capital Resources

As of February 28, 2007, our sole asset was cash in the amount of $4,726. We had a working capital deficit of $(93,330) as of February 28, 2007. A large portion of our liabilities that contributes to our working capital deficient comes from advances provided by our officer and director, Mr. Michael Bebek, who advanced a total of $132,301 to our company. The advances are non-interest bearing and are due upon demand. We have imputed interest at 8% or $4,548 and $1,952 for the six and three months ended February 28, 2007 and $5,092 and $2,646 for the six and three months ended February 28, 2006.

As disclosed in prior filings, Mr. Bebek intended to carry these advances and not demand repayment until we became profitable and cash-flow positive in operating activities. However, as a result of the resignation of Mr. Strickland as our geologist and director, and the termination of the option agreement with Cadre Capital, Mr. Bebek demanded repayment of $34,689 of the $132,301 during the current reporting period. We made this payment and now owe Mr. Bebek a total of $97,612.

At the present time, we do not have the funds necessary to repay Mr. Bebek advances of $97,612. We are currently searching out business opportunities for our company and the advances we owe Mr. Bebek could hinder our ability to obtain a successful business combination. Also, our present cash is inadequate to meet our capital needs in the next twelve months. As such, if we are unable to obtain additional financing, our business plan will be significantly impaired. We do not have any formal commitments or arrangements for the sales of stock or the advancement or loan of funds. Investors in our stock could likely lose their entire investment.

Off Balance Sheet Arrangements

As of February 28, 2007, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

Going Concern

We have recurring losses and have a deficit accumulated during the exploration stage of $252,083 as of February 28, 2007. Our financial statements are prepared using the generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, we have no current source of revenue. Without realization of additional capital, it would be unlikely for us to continue as a going concern. Our management plans on raising cash from public or private debt of equity financing, on an as needed basis and in the longer term, revenues from the acquisition, exploration and development of mineral interests, if found. Our ability to continue as a going concern is dependent on these additional cash financings, and ultimately, upon achieving profitable operations through the development of mineral interests.

Item 3.     Controls and Procedures

We carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of February 28, 2007. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, Mr. Michael Bebek. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of February 28, 2007, our disclosure controls and procedures are effective. There have been no changes in our internal controls over financial reporting during the quarter ended February 28, 2007.

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

None

Item 3.     Defaults upon Senior Securities

None

Item 4.     Submission of Matters to a Vote of Security Holders

No matters have been submitted to our security holders for a vote, through the solicitation of proxies or otherwise, during the quarterly period ended February 28, 2007.

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

ENWIN RESOURCES, INC.

Date:	March 28, 2007

By: /s/ Michael Bebek Michael Bebek Title: Chief Executive Officer, Chief Financial Officer, and Director