Form 10QSB
period 2007-05-31
ENWIN RESOURCES INC
filed 2007-07-16
CIK 1195584

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended May 31, 2007.

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 333-100636

ENWIN RESOURCES, INC.

(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	98-0379370 (I.R.S. Employer Identification No.)

2610-1066 West Hastings Street, Vancouver, British Columbia, Canada V6E 3X2

(Address of principal executive office) (Postal Code)

(604) 602-1717

(Issuer’s telephone number)

Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes	X	No_______

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes	X	No_______

The number of outstanding shares of the registrant’s common stock, $0.001 par value (the only class of voting stock), as of July 13, 2007, was 42,500,000.

TABLE OF CONTENTS

PART I

ITEM 1. FINANCIAL STATEMENTS	3

Unaudited Balance Sheet as of May 31, 2007	4

Unaudited Statement of Operations for the three and nine months ended

May 31, 2007 and 2006	5

Unaudited Statement of Cash Flows for the three and nine months ended

May 31, 2007 and 2006	6

Notes to Unaudited Financial Statements	7

ITEM 2. MANAGEMENT'S PLAN OF OPERATION	10

ITEM 3. CONTROLS AND PROCEDURES	17

PART II

ITEM 1. LEGAL PROCEEDINGS	17

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES	17

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	17

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS	17

ITEM 5. OTHER INFORMATION	17

ITEM 6. EXHIBITS	17

SIGNATURES	18

INDEX TO EXHIBITS	19

PART I

ITEM 1.	FINANCIAL STATEMENTS

As used herein, the terms “Company,” “we,” “our”, and “us”, refer to Enwin Resources, Inc., a Nevada corporation, unless otherwise indicated. In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

ENWIN RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	(unaudited)	(Audited)
	May 31,	August 31,
	2007	2006
ASSETS

Current assets
Cash and cash equivalents	$ 69,314	$ 97,594
Loan receivable	125,000	-
Prepaid expenses	5,875	-

Total current assets	200,189	97,594

TOTAL ASSETS	$ 200,189	$ 97,594

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$ 35,798	$ 5,850
Amounts due to related parties	97,612	132,301
Loans payable	200,000	-

Total current liabilities	333,410	138,151

TOTAL LIABILITIES	333,410	138,151
Commitments and contingencies
Stockholders' deficit
Common stock
1,000,000,000 common shares authorized at $0.001 par value;
42,500,000 common shares issued and outstanding (August 31, 2006 - 42,500,000)	42,500	42,500
Additional paid-in capital	118,206	111,705
Accumulated deficit	(293,927)	(194,762)

Total stockholders' deficit	(133,221)	(40,557)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 200,189	$ 97,594
The accompanying notes are an integral part of these financial statements

ENWIN RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS (UNAUDITED)

					July 3, 2002
					(Inception)
	For the three months ended		For the nine months ended		through
	May 31,		May 31,		May 31,
	2007	2006	2007	2006	2007

Sales	$ -	$ -	$ -	$ -	-
Cost of sales	-	-	-	-	-

Gross profit	-	-	-	-	-

Operating expenses
Professional and consulting	28,662	5,904	77,662	23,478	155,454
Impairment	-	-	-	-	10,000
Compensation	9,000	1,500	11,000	4,500	29,500
Exploration costs	-	6,620	-	6,620	42,022
Other	423	1,330	2,196	8,964	22,439

Operating loss	38,085	15,354	90,858	43,562	259,415

Interest income	(1,127)	-	(1,127)	-	(1,127)
Interest expense	4,885	2,646	9,433	7,738	35,638

Net loss before income taxes	41,843	18,000	99,164	51,300	293,926

Provision for income taxes	-	-	-	-	-

Net loss	$ 41,843	$ 18,000	$ 99,164	$ 51,300	$ 293,926

Loss per share - basic and diluted	$ 0.00	$ 0.00	$ 0.00	$ 0.00

Weighted average number of common shares outstanding	42,500,000	42,500,000	42,500,000	35,555,560

The accompanying notes are an integral part of these financial statements

ENWIN RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

			July 3, 2002
			(Inception)
	For the nine months ended		through
	May 31,		May 31,
	2007	2006	2007

Cash flows from operating activities
Net loss	$(99,164)	$(51,300)	$(293,926)

Adjustments to reconcile net loss to net cash used in operations:
Imputed interest on stockholder advances	6,500	7,738	32,705
Impairment	-	-	10,000
Changes in:
Prepaid expenses	(5,875)		(5,875)
Accounts payable and accrued liabilities	29,948	3,664	35,798

Net cash used in operating activities	(68,591)	(39,898)	(221,298)

Cash flows from investing activities
Payment on option to acquire mining interest in property	-	-	(10,000)
Loan receivable principal advance	(125,000)	-	(125,000)

Net cash used in investing activities	(125,000)	-	(135,000)

Cash flows from financing activities
Proceeds from the sale of common stock	-	125,000	128,000
Shareholder advances (repayments), net	(34,689)	20,000	97,612
Proceeds from loans payable	200,000	-	200,000

Net cash provided by financing activities	165,311	145,000	425,612

Increase (decrease) in cash and cash equivalents	(28,280)	105,102	69,314

Cash and cash equivalents, beginning of period	97,594	10,332	-

Cash and cash equivalents, end of period	$ 69,314	$115,434	$ 69,314

Supplementary information
Interest paid	$ -	$ -	$ -
Taxes Paid	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

ENWIN RESOURCES, INC.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

May 31, 2007

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Enwin Resources, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s registration statement filed with the SEC on Form SB-2. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year August 31, 2006 as reported in Form SB-2, have been omitted.

NOTE 2 - GOING CONCERN

The Company has recurring losses and has a deficit accumulated during the exploration stage of $293,926 as of May 31, 2007. The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has no current source of revenue. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The Company’s management plans on raising cash from public or private debt of equity financing, on an as needed basis and in the longer term, revenues from the development of business opportunities, if found. The Company’s ability to continue as a going concern is dependent on these additional cash financings, and ultimately, upon achieving profitable operations.

NOTE 3 – LOAN RECEIVABLE

In association with the Securities Exchange Agreement and Plan of Exchange (the” Agreement”) with Solar Energy Limited (“Solar”) and D2Fusion, Inc. (“D2Fusion”) described in Note 9 below, on April 11, 2007 the Company entered into a loan agreement with D2Fusion to lend $500,000 to D2Fusion on the following terms:

•	$125,000 advanced April 13, 2007;
•	$100,000 advanced June 21, 2007;
•	$100,000 advanced on July 4, 2007;
•	$175,000 to be advanced on or before July 13, 2007;
•

a repayment term of 180 days or completion of the acquisition transaction, whichever occurs sooner. In the event that the Company decides not to complete the acquisition the term is extended an additional 180 days. The $500,000 loan will be repaid from the proceeds of the $2 million in working capital funding to be provided to D2Fusion under the terms of the Agreement;

•	interest payable at the rate of 6% per annum; and
•	secured by assignment of 100% of the shares of D2Fusion.

ENWIN RESOURCES, INC.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

May 31, 2007

NOTE 4 – RELATED PARTY TRANSACTIONS

A shareholder and former director of the Company has advances due from the Company of $97,612 at May 31, 2007 (August 31, 2006- $132,301). The advances are non-interest bearing and are due upon demand. The Company has imputed interest at 8% of $6,500 and $7,738 for the nine months ended May 31, 2007 and 2006, respectively. During the three months ended May 31, 2007 the current Chief Executive Officer has received compensation in the amount of $9,000.

NOTE 5 – LOANS PAYABLE

Loans payable consist of advances of $100,000 each from two unrelated parties and are unsecured, bear interest at the rate of 12% per annum, and are payable on demand.

NOTE 6 – CAPITAL STOCK

During the period the Company increased its authorized share capital to 100,000,000 shares of common stock. On May 1, 2007 the board of directors of the Company authorized a ten (10) to one (1) forward split of all outstanding common shares and a corresponding forward increase in the Company’s authorized common stock. The forward split was completed on May 16, 2007.

The effect of the forward split increased the number of the Company’s common shares issued and outstanding from 4,250,000 to 42,500,000 and increased the Company’s authorized common shares from 100,000,000 shares par value $0.001 to 1,000,000,000 shares par value $0.001.

The Company’s symbol on the Over the Counter Bulletin Board was changed, effective May 16, 2007, to reflect the forward split from “EWNR” to “ENWN”. The weighted average number of common shares outstanding for the previous comparative periods has been adjusted to take into account the effect of the ten to one forward split.

NOTE 7 – MINERAL PROPERTY

On February 22, 2007, the Company terminated its option agreement with Cadre Capital to acquire an 100% undivided interest in a mineral property in British Columbia, Canada.

NOTE 8 – RECLASSIFICATION

The Company has reclassified certain items on the statement of operations for the periods ended May 31, 2006 to facilitate comparisons. These reclassifications have no effect on net loss or stockholders’ deficit.

ENWIN RESOURCES, INC.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

May 31, 2007

NOTE 9 - COMMITMENT

On May 31, 2007, the Company entered into the Agreement with Solar and D2Fusion whereby the Company intends to acquire 100% of the outstanding ownership or right to ownership of D2Fusion, a wholly owned subsidiary of Solar, from Solar in exchange for an aggregate of 30,000,000 shares of the Company’s common stock in addition to the following conditions:

- the Company make available to D2Fusion working capital of no less than $2,000,000;

- the Company cancel 30,000,000 shares of its issued and outstanding common share capital;

- the Company change its name to “D2Fusion Corp.”;

- the Company permit Solar to nominate two individuals for appointment to its board of directors.

On consummation of the transaction D2Fusion will be a wholly-owned subsidiary of the Company and Solar will hold a controlling interest in the Company. The closing of the transaction is expected to take place as soon as is practicable subject to the Company’s shareholder approval and full satisfaction of the disclosure requirements of the Securities Exchange Act of 1934, as amended.

Upon closing of the transaction, this exchange will be treated as a reverse merger with D2Fusion being the accounting acquirer.

NOTE 10 – SUBSEQUENT EVENTS

Subsequent to May 31, 2007 the Company received $50,000 as a subscription for 200,000 shares and warrants.

Under the terms of the loan receivable discussed in Note 3 above the Company advanced $200,000 to D2Fusion subsequent to May 31, 2007.

Item 2.	Management's Plan of Operation

This Management's Plan of Operation and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as "anticipates," "expects," "believes," "plans," "predicts," and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to those discussed in the subsections entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. All information presented herein is based on our period ended May 31, 2007. Our fiscal year end is August 31.

General

During the period from inception on July 3, 2002, until February 22, 2007 the Company was engaged in the exploration of mineral properties pursuant to an option agreement with Cadre Capital to acquire an undivided 100% interest in a mineral property in British Columbia, Canada. The property, known as the Spring Lake Property consisted of five mining claims known as the Summer Claims 1-5 located in Lac La Hache, British Columbia. Our exploration program was comprised of three phases, collectively designed to identify, develop and produce precious metals. The option agreement required us to spend a cumulative total of $350,000 in exploration expenditures by April 30, 2009 of which amount we had spent $35,402 by the second quarter of our current fiscal year. The results of our initial exploration efforts however proved disappointing. On February 22, 2007 we terminated the option to acquire the claims and ceased any further exploration efforts on the Summer Claims.

Plan of Operation

During the third quarter of fiscal 2007 we decided to move away from the exploration of mineral properties and switch our attention on alternative business opportunities. Subsequently, we initiated negotiations to acquire D2Fusion, Inc. (“D2Fusion”), a Foster City, California and Los Alamos, New Mexico based company, focused on developing and delivering low-cost, clean, waste-free, practical nuclear energy applications for use in a wide range of environments from homes to industry. On May 31, 2007, we entered into a Securities Exchange Agreement and Plan of Exchange with Solar Energy Limited (“Solar”) and D2Fusion to acquire 100% of the outstanding ownership of D2Fusion, a wholly owned subsidiary of Solar, in exchange for an aggregate of 30,000,000 shares of our common stock in addition to the following conditions:

▪	We make available to D2Fusion working capital of no less than $2,000,000;
▪	We cancel 30,000,000 shares of its issued and outstanding common share capital;
▪	We change our name to “D2Fusion Corp.”;
▪	We permit Solar to nominate two individuals for appointment to our board of directors.

Further to the condition that the Company make available no less than $2,000,000 in working capital to D2, on April 11, 2007 the Company entered into a loan agreement with D2Fusion to lend $500,000 on the following terms:

▪	$125,000 advanced April 13, 2007;
▪	$100,000 advanced June 21, 2007;
▪	$275,000 to be advanced on or before July 4, 2007;

▪

a repayment term of 180 days or completion of the acquisition transaction, whichever occurs sooner. Should the Company decide not to complete the acquisition the term will extended an additional 180 days. The $500,000 loan will be repaid from the proceeds of the $2 million in working capital funding to be provided to D2Fusion under the terms of the Agreement;

▪	interest payable at the rate of 6% per annum; and
▪	secured by Solar’s pledge of 100% of the shares of D2Fusion.

On consummation of the transaction D2Fusion would be a wholly-owned subsidiary of the Company and Solar would own a controlling interest in the Company. The closing of the transaction is expected to take place as soon as is practicable subject to our shareholder approval of the transaction and full satisfaction of the disclosure requirements of the Securities Exchange Act of 1934, as amended. The transaction has not obtained shareholder approval as of the date of this report.

Description of Intended Business

D2FUSION INC.

D2Fusion, based in Foster City, California, and Los Alamos, New Mexico, is a research and development company staffed by scientists and engineers working toward the delivery of proprietary solid-state fusion aimed at entry level heat and energy applications for homes and industry. Solid-state fusion is a solid state, low temperature, non-radioactive nuclear reaction that fuses two heavy hydrogen nuclei into a helium atom and releases enormous amounts of heat. The technology is more widely recognized under the name “cold-fusion.”

Unlike the reactions in “cold-fusion,” D2Fusion technology uses more simple and reliable solid state processes more akin to high temperature super-conductor physics to produce and control radiation-free fusion reactions known as “LENR” or Low Energy Nuclear Reaction in the Solid State. In this most simple form of fusion, the process of LENR fuses two Deuterium atoms (heavy Hydrogen) that are contained and constrained under solid-state conditions fuse to form a single Helium-4 isotope (4He) but since the mass of one 4H atom is slightly less than two Deuterium atoms, each new helium atom created is accompanied by a release of energy. To put this into a more common perspective, under ideal conditions one gram of hydrogen fuel holds the equivalent to billions of watts (joules) of energy.

First discovered in the 1930s then re-discovered and announced in 1989, this safe, low-cost technology seemed to answer all society's prayers for a clean and abundant new energy source. To some, however, it appeared to violate conventional physics and threaten entrenched energy industries, and it was for a time denounced as impossible. Now, after more than 17 years of painstaking research and experimentation, this enigmatic new phenomenon has finally given up enough secrets to allow development of laboratory applications. Upon completion of a consumer model, multi-kilowatt D2Fusion devices will be able to permeate society, enhancing the economy, environment, and self-sufficiency of countless nations around the globe.

Major energy research organizations and government agencies around the world are now accelerating efforts to develop and deliver new forms of nuclear energy. Only solid-state fusion offers such an energy solution without any radioactivity or nuclear waste. As the departments of energy and defense in the USA, Europe, and Asia begin to make R&D commitments in this field, D2Fusion is positioned to pioneer many commercial applications that can finally bring this clean energy revolution to fruition.

Russ George and Dr. Tom Passell (formerly of the Nuclear Power Division of the Electric Power Research Institute of Palo Alto), have been involved with solid-state fusion research since 1989. Mr. George’s successful experimental prototypes have been tested at the Los Alamos National Laboratory and Stanford Research Institute. D2Fusion’s management team is supported by a Scientific Advisory Board that includes Dr. Brian Josephson (Cambridge Nobel Laureate), Dr. Martin Fleischman (one of the two original proponents of cold fusion in 1989) as well as Dr. Tom Clayton, Dr. Dale Tuggle and Dr. Malcolm Fowler, from the Los Alamos National Laboratory.

The immediate goal of D2Fusion is to produce and operate three, small scale thermal prototypes, one in Foster City, California, one in Los Alamos, New Mexico and one in Cambridge, England in order to provide the ability of our scientists to prove their ability to replicate LENR at disparate locations. D2Fusion is already well on its way to accomplishing this goal as our facilities in Foster City and Los Alamos already have working prototypes that can demonstrate LENR. We expect that these prototypes will be further tested and refined by collaborating research groups in the Silicon Valley, Los Alamos, and Europe.

D2Fusion’s ultimate goal is to produce heat and electricity at a fraction of today’s cost, with no emissions. The first commercial product envisioned is a small space heater suitable for all residential homes that will not need refueling over several human life spans.

The Company is well aware of the controversy surrounding “cold fusion” technology. However, we believe that there is sufficient global evidence that the risk/reward ratio merits our investment. As D2Fusion’s prototype technology is scaled to commercial size it could help solve much of the world’s energy, water, and pollution problems. The science and news surrounding solid-state fusion and D2Fusion can be viewed on its website: www.D2Fusion.com.

Results of Operations

During the nine month period ended May 31, 2007 and the year ended August 31, 2006, our operations were focused on exploration of our precious mineral claims in British Columbia, satisfying continuous public disclosure requirements and entering into an agreement to acquire D2Fusion, Inc. as a wholly owned subsidiary.

We do not expect to receive revenues within the next twelve months of operation or ever, since in the event that our shareholders approve the acquisition of D2Fusion, that company has yet to realize a commercial application of its technology and may never produce revenue from operations.

Net Losses

For the period from July 3, 2002, date of inception, until May 31, 2007, the Company incurred a net loss of $293,926. Net losses for the three month period ended May 31, 2007 were $41,843 as compared to $18,000 for the three months ended May 31, 2006. Net losses for the nine month period ended May 31, 2007 increased to $99,164 as compared to $51,300 for the nine months ended May 31, 2006.

The increases in general and administrative expenses over the comparative three and nine month periods ended May 31, 2007 compared to the three and nine months ended May 31, 2006 was due to an increase in professional fees incurred as a result of our efforts to evaluate potential business acquisitions. Professional fees increased by $22,758 and $54,184 for the three and nine months ended May 31, 2007, compared to the three and nine months ended May 31, 2006.

Compensation expenses also increased by $7,500 and $6,500 over the comparative three and nine months ended May 31, 2007, compared to the three and nine months ended May 31, 2006 due to consulting fees paid to a new chief executive officer.

Finally, interest expenses increased by $2,239 and $1,695 over the comparative three and nine months ended May 31, 2007, compared to the three and nine months ended May 31, 2006 due to interest charged on $200,000 in loans bearing interest at 12% that were received during the current three month period. We did not generate any revenues during this period.

The Company expects to continue to incur losses through the fiscal year ended 2007

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carryforward and start up costs that will offset any future operating profit.

Impact of Inflation

The Corporation believes that inflation has had a negligible effect on operations over the past three years.

Capital Expenditures

The Company expended no significant amounts on capital expenditures for the period from inception to May 31, 2007.

Liquidity and Capital Resources

As of May 31, 2007, the Company had current assets totaling $200,189 and a working capital deficit of $133,221. These assets consist of cash on hand of $69,314, a loan receivable of $125,000 and pre-paid expenses of $5,875. Net stockholders' deficit in the Company was $133,221 at May 31, 2007. The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and stockholders’ equity.

Cash flow used in operating activities was $221,298 for the period from inception to May 31, 2007. Cash flow provided by operating activities for the nine month period ended May 31, 2007 was $68,591 as compared to $39,898 in cash flow used in operating activities for the nine months ended May 31, 2006. The cash flow used in operating activities in the current nine month period was due primarily to an increase in net losses and an increase in accounts payable and accrued liabilities.

Cash flow provided by financing activities was $425,612 for the period from inception to May 31, 2007. Cash flow provided by financing activities for the nine month period ended May 31, 2007 was $165,311 as compared to $145,000 for the nine months ended May 31, 2006. Cash flow provided by financing activities in the current nine month period was the result of proceeds from a loan payable of $200,000 offset by repayments to advances made by a former director of $34,689.

Cash flows used in investing activities was $135,000 for the period from inception to May 31, 2007. Cash flow used in investing activities for the nine month period ended May 31, 2007 was $125,000 as compared to $0 for the nine months ended May 31, 2006. Cash flow used in financing activities in the current nine month period was the result of a loan made to D2Fusion of $125,000.

The Company’s current assets are insufficient to conduct its plan of operation over the next twelve (12) months and it will have to realize debt or equity financing to fund operations. The Company has no current commitments or arrangements with respect to, or immediate sources of funding. Further, no assurances can be given that funding, if needed, would be available or available to the Company on acceptable terms. Therefore, the Company’s stockholders would be the most likely source of new funding in the form of loans or equity placements though none have made any commitment for future investment and we have no agreement formal or otherwise. The Company’s inability to obtain funding would have a material adverse affect on its plan of operation.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Off Balance Sheet Arrangements

As of May 31, 2007, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

Critical Accounting Policies

In the notes to the audited financial statements for the year ended August 31, 2006 included in the Company’s Form 10-KSB, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by us conform to accounting principles generally accepted in the United States of America.

The preparation of financial statements requires Company management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, the Company evaluates estimates. The Company bases its estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities. The actual results may differ from these estimates under different assumptions or conditions.

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled “Plan of Operation,” with the exception of historical facts, are forward looking statements within the meaning of Section 27A of the Securities Act. A safe-harbor provision may not be applicable to the forward looking statements made in this Form 10-QSB because of certain exclusions under Section 27A (b). Forward looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

▪	our anticipated financial performance and business plan;
▪	the sufficiency of existing capital resources;
▪	our ability to raise additional capital to fund cash requirements for future operations;
▪	uncertainties related to the Company’s future business prospects;
▪	the ability of the Company to generate revenues to fund future operations;

▪	the volatility of the stock market and;
▪	general economic conditions.

We wish to caution readers that the Company’s operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated including the factors set forth in the section entitled “Risk Factors” below. We also wish to advise readers not to place any undue reliance on the forward looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than is required by law.

Risks Factors

Our future operating results are highly uncertain. Before deciding to invest in us or to maintain or increase your investment, you should carefully consider the risks described below, in addition to the other information contained in our annual report. If any of these risks actually occur, our business, financial condition or results of operations could be seriously harmed. In that event, the market price for our common stock could decline and you may lose all or part of your investment.

We have a history of significant operating losses and such losses may continue in the future.

Since our inception in 2002, our expenses have resulted in continuing losses and an accumulated deficit of $194,762 at August 31, 2006. During the nine months ended May 31, 2007, we recorded a net loss of $99,164. The Company has never realized revenue from operations. We will continue to incur operating losses as we pursue our intention to acquire D2Fusion and satisfy our ongoing disclosure requirements with the Securities and Exchange Commission. Our only expectation of future profitability is dependent upon our ability to acquire D2Fusion and develop D2Fusion’s business to a point that will produce revenue, which objectives can in no way be assured.

The Company’s limited financial resources cast severe doubt on its ability to conclude the acquisition of D2Fusion.

The acquisition of D2Fusion is dependent on certain conditions including the condition that the Company make available to D2Fusion, as working capital, an amount of no less than $2,000,000 on or prior to closing the transaction. The Company’s business plan is dependent on the acquisition of a D2Fusion. However, the prospect of concluding the acquisition of D2Fusion is doubtful due to the Company’s limited financial resources. Since we currently have insufficient capital to meet this condition, the Company will have to rely on debt or equity offerings to satisfy this burden. Should we be unable to realize a minimum of $2,000,000 in capital prior to our intended acquisition of D2Fusion the Company will be forced to abandon the transaction and seek out an alternative business opportunity.

We are dependent upon a key person, who would be difficult to replace.

Our continued operation will be largely dependent upon the efforts of Nora Coccaro, our sole officer and director. We do not maintain key-person insurance on Ms. Coccaro. Our future success also will depend in large part upon the Company’s ability to identify, attract and retain other highly qualified managerial, technical and sales and marketing personnel. Competition for these individuals is intense. The loss of the services of Ms. Coccaro, the inability to identify, attract or retain qualified personnel in the future or delays in hiring qualified personnel could make it more difficult for us to maintain our operations and meet key objectives such as the acquisition of a suitable business opportunity.

The market for our stock is limited and our stock price may be volatile.

The market for our common stock has been limited due to low trading volume and the small number of brokerage firms acting as market makers. Because of the limitations of our market and volatility of the market price of our stock, investors may face difficulties in selling shares at attractive prices when they want to. The average daily trading volume for our stock has varied significantly from week to week and from month to month, and the trading volume often varies widely from day to day.

We may incur significant expenses as a result of being quoted on the Over the Counter Bulletin Board, which may negatively impact our financial performance.

We may incur significant legal, accounting and other expenses as a result of being listed on the Over the Counter Bulletin Board. The Sarbanes-Oxley Act of 2002, as well as related rules implemented by the Commission, has required changes in corporate governance practices of public companies. We expect that compliance with these laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 as discussed in the following risk factor, may substantially increase our expenses, including our legal and accounting costs, and make some activities more time-consuming and costly. As a result, there may be a substantial increase in legal, accounting and certain other expenses in the future, which would negatively impact our financial performance and could have a material adverse effect on our results of operations and financial condition.

Our internal controls over financial reporting may not be considered effective, which could result in a loss of investor confidence in our financial reports and in turn have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our annual report for the year ending December 31, 2008, we may be required to furnish a report by our management on our internal controls over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. If we are unable to assert that our internal controls are effective as of December 31, 2008, investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

Going Concern

The Company’s auditors have noted substantial doubt as to the Company’s ability to continue as a going concern as a result of an accumulated deficit of $194,762 as of August 31, 2006 which increased to $293,927 as of May 31, 2007. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit and /or obtain funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes: (1) obtaining funding from private placement sources; (2) obtaining additional funding from the sale of the Company’s securities; (3) establishing revenues from developing D2Fusion’s business plan; (4) obtaining loans and grants from various financial institutions where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 3.	CONTROLS AND PROCEDURES

The Company’s president acts both as the Company’s chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of management, acting as our principal executive officer and principal financial officer, our president evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”), as of May 31, 2007. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding required disclosure.

(b) Changes in Internal Controls

During the period ended May 31, 2007, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3.	DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.	MATTERS SUBMITTED TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 19 of this Form 10-QSB, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. In accordance with the requirements of the Securities Exchange Act, this 13th day of July, 2007

ENWIN RESOURCES, INC.

/s/ Nora Coccaro
Nora Coccaro

Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and Director

EXHIBITS

Exhibit	Page
No.	No.	Description

3(i)	* Amended Articles of Incorporation of the Company (incorporated by reference to the Form SB-2 filed with the Commission on October 18, 2002).

3(ii)	* Amended By-laws of the Company (incorporated by reference to the Form 10-SB filed with the Commission on October 18, 2002).

10(i)	* Addendum to Option Agreement dated April 30, 2006 (incorporated by reference to the Form 10-QSB filed with the Commission on July 13, 2006).

10(ii)	*Securities Exchange Agreement and Plan of Exchange dated May 31, 2007 (incorporated by reference to the Form 8-K filed with the Commission on June 4, 2007).

10(iii)	20	Pledge Agreement dated June 29, 2007.

10(iv)	21	Loan Agreement dated July 3, 2007

14	* Code of Ethics adopted February 25, 2006 (incorporated by reference to the Form 10-KSB filed with the Commission on November 14, 2006).

31	22 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	23 Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.