Form 10KSB
period 2007-08-31
ENWIN RESOURCES INC
filed 2007-12-06
CIK 1195584

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☑     Annual report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended August 31, 2007.

☐      Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 (No fee required) for the transition period from ___________ to ___________.

Commission file number: 000-51713

ENWIN RESOURCES, INC

(Name of Small Business Issuer in Its Charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	98-0379370 (I.R.S. Employer Identification No.)

2610-1066 West Hastings Street, Vancouver, British Columbia, Canada V6E 3X2

(Address of Principal Executive Offices)	(Zip Code)

(604) 602-1717

(Issuer's Telephone Number, Including Area Code)

Securities registered under Section 12(g) of the Exchange Act:

Title of Class

Common Stock (0.001 par value)

Check whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑	No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and if no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).                Yes ☑    No  ☐

The registrant's total consolidated revenues for the year ended August 31, 2007 were $0.

The aggregate market value of the registrant's common stock (the only class of voting stock) held by non-affiliates was approximately $13,900,000, based on the average closing bid and asked prices for the common stock on December 5, 2007.

On December 5, 2007, the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 43,900,000.

PART I

ITEM 1. DESCRIPTION OF BUSINESS

General

As used herein the terms “Company,” “we,” “our,” and “us” refer to Enwin Resources, Inc., a Nevada corporation, unless the context indicates otherwise.

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

During the second half of fiscal 2007 we decided to move away from the exploration of mineral properties to focus our attention to alternative business opportunities and initiated negotiations to acquire D2Fusion, Inc. (“D2Fusion”) from Solar Energy Limited (“Solar”). D2Fusion is a Foster City, California and Los Alamos, New Mexico based company, focused on developing and delivering low-cost, clean, waste-free, practical nuclear energy applications for use in a wide range of environments from homes to industry. On May 31, 2007, we entered into a Securities Exchange Agreement and Plan of Exchange with Solar Energy Limited (“Solar”) and D2Fusion to acquire 100% of the outstanding ownership of D2Fusion, a wholly owned subsidiary of Solar, in exchange for an aggregate of 30,000,000 newly issued shares of our common stock in addition to the following conditions:

▪	We make available to D2Fusion working capital of no less than $2,000,000;
▪	We cancel 30,000,000 shares of its issued and outstanding common share capital;
▪	We change our name to “D2Fusion Corp.”;
▪	We permit Solar to nominate two individuals for appointment to our board of directors.

On consummation of the transaction D2Fusion would become a wholly-owned subsidiary of the Company and Solar would own a controlling interest in the Company. The closing of the transaction is expected to take place as soon as is practicable subject to our shareholder approval of the transaction and full satisfaction of the disclosure requirements of the Securities Exchange Act of 1934, as amended. The transaction has not obtained shareholder approval as of the date of this report. In the event that the Company’s shareholders do not approve the acquisition of D2Fusion we would abandon further efforts to acquire D2Fusion and pursue an alternative plan of operation focused on identifying and acquiring an alternative business opportunity. We would not limit our options to any particular industry, but would evaluate each prospective opportunity on its own merits.

Our principal place of business is located at 2610-1066 Hastings Street, Vancouver, British Columbia, Canada, V6E 3X2, and our telephone number is (604) 602-1717. Our registered statutory office is located at the Nevada Agency and Trust Co., 50 West Liberty Street, Suite 880, Reno, Nevada 89501.

The Company’s shares are quoted on the Over the Counter Bulletin Board under the symbol ENWN.

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

Unlike the reactions in “cold-fusion,” D2Fusion technology uses more simple and reliable solid state processes more akin to high temperature super-conductor physics to produce and control radiation-free fusion reactions known as “LENR” or Low Energy Nuclear Reaction in the Solid State. In this most simple form of fusion, the process of LENR fuses two Deuterium atoms (heavy Hydrogen) that are contained and constrained under solid-state conditions fuse to form a single Helium-4 isotope (4He) but since the mass of one 4H atom is slightly less than two Deuterium atoms, each new helium atom created is accompanied by a release of energy To put this into a more common perspective, under ideal conditions one gram of hydrogen fuel holds the equivalent to billions of watts (joules) of energy.

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

Governmental and Environmental Regulation

The Company’s intended operations are subject to a variety of national, federal, state and local laws, rules and regulations relating to, among other things, worker safety and the use, storage, discharge and disposal of environmentally sensitive materials. D2Fusion’s solid-state fusion reactions do not produce the radiation and radioactive waste products commonly associated with other forms of nuclear energy. Since solid state fusion produces neither neutrons nor penetrating gamma rays, there is no nuclear hazard whatever associated with this energy source, and consequently there are no dangerous waste products, waste management concerns, and no regulation from environmental laws. The only byproduct from these reactions is a tiny amount of ordinary helium. Accordingly, the Company believes that we will be in compliance in all material respects with all laws, rules, regulations and requirements that affect our business. Further, we believe that compliance with such laws, rules, regulations and requirements will not impose a material impediment on our ability to conduct business.

Competition

Efforts to develop alternative energy sources that can compete with traditional energy sources without threatening the environment, and the competition amid these efforts, are fragmented and very competitive. Although we will not compete directly with other interests involved in the development of unlimited energy from the realization of cold fusion technology, the Company will compete indirectly with a number of companies, both private and public, that are active in the search for cost-effective applications of new energy sources. Many of these indirect competitors are substantially larger and better funded than us with significantly longer histories of research and development. Therefore, we can offer no assurance that we will be successful in competing for commercial solutions with existing and emerging research and development businesses focused on similar applications.

The Company believes that competition in the search for the efficient application of alternative energy sources is based principally on the ability to successfully manage certain practical considerations.

Competition revolves around:

•	the development of such technologies;
•	the price of the equipment required to harness the energy as compared to other alternative applications and traditional systems;
•	the period required to recover any capital cost or equipment costs from energy savings that might result from operations;
•	the reliability of the systems;
•	public acceptance of alternative energy applications; and

•	the reputation of the manufacturer or producer.

The Company anticipates that D2Fusion with further research and development will respond successfully to these considerations.

Further, the Company believes that we will have certain distinctive competitive advantages over all or many of our competitors that has enabled D2Fusion to progress to its current level of technology development. The advantages include:

•	the breadth of its approach to investigating renewable resources;
•	the academic, technical and professional proficiency of its chief project managers;
•	environmental integrity; and
•	the willingness of its project managers to consider joint venture relationships with third parties to maximize resources in research and development.

All of these factors in combination with the dedication of the Company’s personnel will enable D2Fusion to remain competitive in the search for the efficient application of renewable energy sources despite critical short falls in research and development funding.

Marketability

The market of solid state fusion is as obvious as the world’s need for energy. If and when D2Fusion completes a practicable technology, fusion modules will be designed for integration into a wide range of commercial products and technologies. For example, the first low-tech heat producing modules will be suited for a wide variety of domestic and industrial heating uses ranging from hot water and room heaters to industrial process heat. As more highly developed, multi-kilowatt devices gradually permeate society, we expect an enormous demand for our technology which will be capable of producing energy at a fraction of current costs with no harmful environmental effects.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements and Labor Contracts

We currently have no patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts. D2Fusion intends to patent a wide variety of devices, materials, and methods that are intrinsic components of the technology used to develop its solid-state fusion modules. Since 1989, hundreds of researchers have filed a large number of mostly broad speculative and theoretical patents in the field in the US and other patent venues. Very few patents have been allowed in the field and there is a consensus among many patent experts that the field has, and will continue to have, a very confusing patent landscape. In light of this, D2Fusion has chosen a patent strategy that focuses on filing for narrowly defined working devices that can receive patent protection based on demonstration of working utility.

Research and Development

We spent no amount on research and development activities in 2006 or 2007 though in the event the Company completes the acquisition of D2Fusion research and development funding will be crucial to future progress in defining the related technology.

Employees

The Company currently has no employees. The Company relies on the services of Nora Coccaro, outside consultants, attorneys, and accountants as necessary, to satisfy public disclosure requirements and to pursue the Company’s plan of operation.

Risks Related to Our Intended Business

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

Since our inception in 2002, our expenses have resulted in continuing losses and an accumulated deficit of $376,282 at August 31, 2007. During the year ended August 31, 2007, we recorded a net loss of $181,520. The Company has never realized revenue from operations. We will continue to incur operating losses as we pursue our intention to acquire D2Fusion and satisfy our ongoing disclosure requirements with the Securities and Exchange Commission Our only expectation of future profitability is dependent upon our ability to acquire D2Fusion and develop D2Fusion’s business to a point that will produce revenue, which objectives can in no way be assured.

The Company’s limited financial resources cast severe doubt on its ability to conclude the acquisition of D2Fusion.

The acquisition of D2Fusion is dependent on certain conditions including the condition that the Company make available to D2Fusion, as working capital, an amount of no less than $2,000,000 on or prior to closing the transaction. The Company’s business plan is dependent on the acquisition of D2Fusion. However, the prospect of concluding the acquisition of D2Fusion is doubtful due to the Company’s limited financial resources. Since we currently have insufficient capital to meet this condition, the Company will have to rely on debt or equity offerings to satisfy this burden. Should we be unable to realize a minimum of $2,000,000 in capital prior to our intended acquisition of D2Fusion the Company will be forced to abandon the transaction and seek out an alternative business opportunity.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, beginning with our annual report for the year ending August 31, 2008, we may be required to furnish a report by our management on our internal controls over financial reporting. Such report will contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. If we are unable to assert that our internal controls are effective as of August 31, 2008, investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

Reports to Security Holders

The Company is not required to deliver an annual report to security holders and we will not voluntarily deliver a copy of the annual report to the security holders. Should we choose to create an annual report, it will contain audited financial statements. The Company files all of our required information with the Commission. The public may read and copy any materials that we file with the Commission at the Commission’s Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549.

The public may obtain information on the operation of the Public Reference Room by calling 1-800-SEC-0330. The statements and forms we file with the Commission have been filed electronically and are available for viewing or copy on the Commission maintained Internet site that contains reports, proxy, and information statements, and other information regarding issuers that file electronically with the Commission. The Internet address for this site can be found at: www.sec.gov

ITEM 2. DESCRIPTION OF PROPERTY

The Company's maintains an executive office located at 2610-1066 Hastings Street, Vancouver, British Columbia, Canada V6E 3X2 of approximately 236 square feet for which it pays $1,500 on a month to month basis. The Company believes that its current office space will be adequate for the foreseeable future.

ITEM 3. LEGAL PROCEEDINGS

The Company is currently not a party to any pending legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the period covered by this report.

PART II

ITEM 5. MARKET FOR COMMON EQUITY AND STOCKHOLDER MATTERS

The Company's common stock is traded on the Over the Counter Bulletin Board under the symbol ENWN.

The table below sets forth the approximate high and low sales prices for the Company's common stock for the quarters ended since the commencement of trading on June 5, 2007. The quotations below reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

Year	Quarter Ended	High	Low
2007	November 30	$1.70	$0.90
	August 31	$2.70	$1.70

Record Holders

As of December 5, 2007, there were approximately 35 shareholders of record holding a total of 43,900,000 shares of common stock. However, the board of directors believes that the number of beneficial owners is substantially greater than the number of record holders because a portion of the Company’s outstanding common stock is held in broker “street names” for the benefit of individual investors.

The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Dividends

The Company has not declared any cash dividends since inception and does not anticipate paying any dividends in the foreseeable future. The payment of dividends is within the discretion of the board of directors and will depend on the Company's earnings, if any, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit the Company's ability to pay dividends on our common stock other than those generally imposed by applicable state law.

Recent Sales of Unregistered Securities

On October 3, 2007 the Company authorized the issuance of 1,200,000 shares of common stock for $0.25 per share and 1,200,000 share purchase warrants with an exercise price of $0.25 per share for a period of four months for cash consideration of $300,000 to Rahn & Bodmer pursuant to the exemptions from registration provided by Regulation S of the Securities Act of 1933, as amended.

Regulation S provides generally that any offer or sale that occurs outside of the United States is exempt from the registration requirements of the Securities Act, provided that certain conditions are met. Regulation S has two safe harbors. One safe harbor applies to offers and sales by issuers, securities professionals involved in the distribution process pursuant to contract, their respective affiliates, and persons acting on behalf of any of the foregoing (the “issuer safe harbor”), and the other applies to resales by persons other than the issuer, securities professionals involved in the distribution process pursuant to contract, their respective affiliates (except certain officers and directors), and persons acting on behalf of any of the forgoing (the “resale safe harbor”). An offer, sale or resale of securities that satisfied all conditions of the applicable safe harbor is deemed to be outside the United States as required by Regulation S. The distribution compliance period for shares sold in reliance on Regulation S is one year.

The Company complied with the requirements of Regulation S by having made no directed offering efforts in the United States, by offering only to an offeree who was outside the United States at the time the stock was issued, and ensuring that the offeree to whom the stock was issued was a non-U.S. offeree with an addresses in a foreign country.

ITEM 6. MANAGEMENT'S PLAN OF OPERATION

This Management's Plan of Operation and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as "anticipates," "expects," "believes," "plans," "predicts," and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsections entitled "Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition" below and the subsection entitled "Risk Factors" above. The following discussion should be read in conjunction with our consolidated financial statements and notes thereto included in this report. All information presented herein is based on our fiscal year ended August 31, 2007.

Plan of Operation

During the year ended August 31, 2007 and the year ended August 31, 2006, our operations were focused on exploration of our precious mineral claims in British Columbia, satisfying continuous public disclosure requirements and entering into an agreement to acquire D2Fusion, Inc. as a wholly owned subsidiary. Further to a condition in the agreement that the Company make available no less than $2,000,000 in working capital to D2Fusion, the Company entered into a loan agreement with D2Fusion on July 3, 2007 to lend $500,000 on the following terms:

▪	$125,000 advanced April 13, 2007;
▪	$100,000 advanced June 21, 2007;
▪	$100,000 to be advanced on or before July 4, 2007;
▪	$175,000 to be advanced on or before July 14, 2007;

▪

a repayment term of 180 days or completion of the acquisition transaction, whichever occurs sooner. Should the Company decide not to complete the acquisition, the term would be extended for an additional 180 days. The $500,000 loan would be repaid from the proceeds of the working capital funding to be provided to D2Fusion under the terms of the Agreement;

▪	interest payable at the rate of 6% per annum; and
▪	secured by Solar’s pledge of 100% of the shares of D2Fusion.

The Company has not followed all the terms outlined above. As of August 31, 2007, the Company had advanced $237,000 to D2Fusion. Subsequent to August 31, 2007, the Company advanced an additional $107,500. However the agreement to acquire D2Fusion has not been affected by this.

We do not expect to receive revenues within the next twelve months of operation or ever, since in the event that our shareholders approve the acquisition of D2Fusion, that company has yet to realize a commercial application of its technology and may never produce revenue from operations.

D2Fusion

D2Fusion is currently working with eminent U.S. and international research teams to continue product development projects. Using the know-how as well as collaborative expertise from the US government's top nuclear science labs, D2Fusion is prepared to build, demonstrate, and test small (kilowatt-scale) thermal module prototypes. D2Fusion intends to achieve the following:

•	Pilot project to compellingly demonstrate the commercial promise of D2Fusion technology, producing prototype kilowatt-scale thermal modules for use in many applications;
•

Coordinate design, assembly, and testing of these prototype modules with leading national laboratory scientific and engineering teams to demonstrate these devices deliver safe clean solid-state fusion energy in a commercially useful form. This will both legitimate and publicize the field as well as generating important intellectual properties;

•	Design of a licensing and development plan obtain the highest possible return on our products and technologies;
•	Grow the business to develop and deliver new products and processes.

D2Fusion’s plan of operation will require $2,000,000 in funding over the next 12 months which funding is not currently available. Solar intends to continue to fund limited research and development of D2Fusion’s LENR technology until such time as funding becomes available through the Company’s agreement to acquire D2Fusion.

Results of Operations

The Company has been funded since inception from public or private debt or equity placements or by major shareholders in the form of loans. Virtually all of the capital raised to date has been allocated for general and administrative costs and financial obligations tied to the Securities Exchange Agreement and Plan of Exchange with Solar Energy Limited (“Solar”) and D2Fusion.

Net Losses

For the period from July 3, 2002, date of inception, until August 31, 2007, the Company incurred a net loss of $376,282. Net losses for the year ended August 31, 2007 were $181,520 as compared to $66,070 for the year ended August 31, 2006. The Company’s net losses are primarily attributable to general and administrative expenses. General and administrative expenses include financing costs, accounting costs, consulting fees, leases, employment costs, professional fees and costs associated with the preparation of disclosure documentation. We did not generate any revenues during this period.

The Company expects to continue to incur losses through the fiscal year ended 2008.

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carryforward and start up costs that will offset any future operating profit.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past three years.

Capital Expenditures

The Company expended no significant amounts on capital expenditures for the period from inception to August 31, 2007.

Liquidity and Capital Resources

As of August 31, 2007, the Company had current assets totaling $9,825 and a working capital deficit of $400,624. These assets consist of cash on hand of $892 and other current assets of $8,933. Net stockholders' deficit in the Company was $163,624 at August 31, 2007. The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and stockholders’ equity.

Cash flow used in operating activities was $239,720 for the period from inception to August 31, 2007. Cash flow used in operating activities for the year ended August 31, 2007 was $87,013 as compared to $57,738 in cash flow used in operating activities for the year ended August 31, 2006. The cash flow used in operating activities in the current year ended August 31, 2007 was due primarily to an increase in net losses and an increase in accounts payable and accrued liabilities.

Cash flow provided by financing activities was $487,612 for the period from inception to August 31, 2007. Cash flow provided by financing activities for the year ended August 31, 2007 was $227,311 as compared to $145,000 for the year ended August 31, 2006. Cash flow provided by financing activities in the current year ended August 31, 2007 was the result of proceeds from the sale of common stock of $50,000 and loans payable of $212,000 offset by repayments to advances made by a former director of $34,689.

Cash flows used in investing activities was $247,000 for the period from inception to August 31, 2007. Cash flow used in investing activities for the year ended August 31, 2007 was $237,000 as compared to $0 for the year ended August 31, 2006. Cash flow used in investing activities in the current year ended August 31, 2007 was the result of a loan made to D2Fusion of $237,000.

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

Off Balance Sheet Arrangements

As of August 31, 2007, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled Management’s Plan of Operations, with the exception of historical facts, are forward looking statements within the meaning of Section 27A of the Securities Act. A safe-harbor provision may not be applicable to the forward looking statements made in this prospectus because of certain exclusions under Section 27A (b). Forward looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

•	our anticipated financial performance and business plan;
•	the sufficiency of existing capital resources;
•	our ability to raise additional capital to fund cash requirements for future operations;
•	uncertainties related to the Company’s future business prospects;
•	the ability of the Company to generate revenues to fund future operations;
•	the volatility of the stock market and;
•	general economic conditions.

We wish to caution readers that the Company’s operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated including the factors set forth in the section entitled “Risk Factors” included elsewhere in this report. We also wish to advise readers not to place any undue reliance on the forward looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than is required by law.

Critical Accounting Policies

In the notes to the audited consolidated financial statements for the year ended August 31, 2007 included in this Form 10-KSB, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and our financial position. The Company believes that the accounting principles utilized by us conform to accounting principles generally accepted in the United States of America.

The preparation of financial statements requires management to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. By their nature, these judgments are subject to an inherent degree of uncertainty. On an on-going basis, the Company evaluates our estimates, including those related to bad debts, inventories, intangible assets, warranty obligations, product liability, revenue, and income taxes. We base our estimates on historical experience and other facts and circumstances that are believed to be reasonable, and the results form the basis for making judgments about the carrying value of assets and liabilities. The actual results may differ from these estimates under different assumptions or conditions.

Stock-Based Compensation

On March 1, 2006, we adopted SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. We use the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. We have elected the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006, the first day of our fiscal year 2006. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123.

Prior to the adoption of SFAS No. 123R, we measured compensation expense for our employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25. We applied the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, as if the fair-value-based method had been applied in measuring compensation expense. Under APB Opinion No. 25, when the exercise price of the Company’s employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized.

We account for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force (“EITF”) in Issue No. 96-18. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18

Recent Accounting Pronouncements

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments-an amendment of FASB Statements No. 133 and 140”, to simplify and make more consistent the accounting for certain financial instruments. SFAS No. 155 amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” to permit fair value remeasurement for any hybrid financial instrument with an embedded derivative that otherwise would require bifurcation, provided that the whole instrument is accounted for on a fair value basis. SFAS No. 155 amends SFAS No. 140, “Accounting for the Impairment or Disposal of Long-Lived Assets”, to allow a qualifying special-purpose entity to hold a derivative financial instrument that pertains to a beneficial interest other than another derivative financial instrument. SFAS No. 155 applies to all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006, with earlier application allowed. This standard is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

In March 2006, the FASB issued SFAS No. 156, "Accounting for Servicing of Financial Assets, an amendment of FASB Statement No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This statement requires all separately recognized servicing assets and servicing liabilities be initially measured at fair value, if practicable, and permits for subsequent measurement using either fair value measurement with changes in fair value reflected in earnings or the amortization and impairment requirements of Statement No. 140. The subsequent measurement of separately recognized servicing assets and servicing liabilities at fair value eliminates the necessity for entities that manage the risks inherent in servicing assets and servicing liabilities with derivatives to qualify for hedge accounting treatment and eliminates the characterization of declines in fair value as impairments or direct write-downs. SFAS No. 156 is effective for an entity's first fiscal year beginning after September 15, 2006. This adoption of this statement is not expected to have a significant effect on the Company’s future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” This statement requires employers to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity or changes in unrestricted net assets of a not-for-profit organization. This statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The provisions of SFAS No. 158 are effective for employers with publicly traded equity securities as of the end of the fiscal year ending after December 15, 2006. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In September 2006, the SEC issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 addresses how the effects of prior year uncorrected misstatements should be considered when quantifying misstatements in current year financial statements. SAB No. 108 requires companies to quantify misstatements using a balance sheet and income statement approach and to evaluate whether either approach results in quantifying an error that is material in light of relevant quantitative and qualitative factors. SAB No. 108 is effective for periods ending after November 15, 2006. The Company is currently evaluating the impact of adopting SAB No. 108 but does not expect that it will have a material effect on our financial position and results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on our financial position and results of operations.

In June, 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109 (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted. We will adopt FIN 48 effective September 1, 2007. As prescribed in the interpretation, the cumulative effect of applying the provisions of FIN No. 48 should be reflected as an adjustment to the opening balance of Stockholders’ Equity. The Company is currently in process of assessing the impact that the adoption of this pronouncement will have on our consolidated financial position, the statement of earnings, or cash flows.

Going Concern

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended August 31, 2007, our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The Company’s ability to continue as a going concern is subject to our ability to realize a profit and /or obtain funding from outside sources. Management’s plan to address our ability to continue as a going concern, include: (a) obtaining funding from private placement sources; (b) obtaining additional funding from the sale of the Company’s securities; and (c) obtaining loans and grants from various financial institutions, where possible. Although management believes that we will be able to obtain the necessary funding to allow us to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 7. FINANCIAL STATEMENTS

The Company’s financial statements for the fiscal year ended August 31, 2007, are attached hereto as pages F-1 through F-11.

Enwin Resources, Inc.

(a Development Stage Company)

Financial Statements

August 31, 2007

Contents

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheet	F-3

Statements of Operations	F-4

Statements of Stockholders’ Deficit	F-5

Statements of Cash Flows	F-6

Notes to the Financial Statements	F-7

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Enwin Resources, Inc.

(A Development Stage Company)

Vancouver BC, Canada

We have audited the accompanying balance sheet of Enwin Resources, Inc. as of August 31, 2007, and the related statements of operations, stockholders' deficit, and cash flows for each of the years in the two-year period ended August 31, 2007 and the period from July 3, 2002 (Inception) through August 31, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enwin Resources, Inc. as of August 31, 2007, and the results of its operations and its cash flows for each of the years in the two-year period ended August 31, 2007 and the period from July 3, 2002 (Inception) through August 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

LBB & Associates Ltd., LLP

Houston, Texas

November 30, 2007

ENWIN RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEET

August 31,
2007

ASSETS

Current assets
Cash and cash equivalents	$ 892
Other current assets	8,933

Total current assets	9,825

Loan receivable	237,000

TOTAL ASSETS	$ 246,825

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$100,837
Amounts due to related parties	97,612
Loans payable	212,000

Total current liabilities	410,449

TOTAL LIABILITIES	410,449

Commitments and contingencies
Stockholders' deficit
Common stock
1,000,000,000 common shares authorized at $0.001 par value;
42,700,000 common shares issued and outstanding	42,700
Additional paid-in capital	169,958
Accumulated deficit	(376,282)

Total stockholders' deficit	(163,624)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 246,825

The accompanying notes are an integral part of these financial statements.

ENWIN RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

			July 3,
			2002
	Year Ended	Year Ended	(Inception) through
	August 31,	August 31,	August 31,
	2007	2006	2007

Sales	$ -	$ -	$ -
Cost of sales	-	-	-

Gross profit	-	-	-

Operating expenses
Professional and consulting	108,076	32,569	185,868
Impairment	-	-	10,000
Compensation	29,000	6,000	47,500
Exploration costs	-	6,620	42,022
Travel	19,605	-	19,605
Other	11,856	10,497	32,099

Operating loss	168,537	55,686	337,094

Interest income	(4,403)	-	(4,403)
Interest expense	17,386	10,384	43,591

Loss before income taxes	181,520	66,070	376,282

Provision for income taxes	-	-	-

Net loss	$ 181,520	$ 66,070	$ 376,282

Loss per share - basic and diluted	$ 0.00	$ 0.00

Weighted average number of common shares outstanding	42,540,548	42,500,000

The accompanying notes are an integral part of these financial statements.

ENWIN RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENT OF STOCKHOLDERS' EQUITY

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders' Equity
	Shares *	Amount

Issuance of common stock for cash	30,000,000	$ 30,000	$ (27,000)	$ -	$ 3,000
Net loss	-	-	-	(22,518)	(22,518)

Balance August 31, 2002	30,000,000	30,000	(27,000)	(22,518)	(19,518)

Imputed Interest	-	-	3,253	-	3,253
Net loss	-	-	-	(30,733)	(30,733)

Balance August 31, 2003	30,000,000	30,000	(23,747)	(53,251)	(46,998)

Imputed Interest	-	-	5,184	-	5,184
Net loss	-	-	-	(32,407)	(32,407)

Balance August 31, 2004	30,000,000	30,000	(18,563)	(85,658)	(74,221)

Imputed Interest	-	-	7,384	-	7,384
Net loss	-	-	-	(43,034)	(43,034)

Balance August 31, 2005	30,000,000	30,000	(11,179)	(128,692)	(109,871)

Issuance of common stock for cash	12,500,000	12,500	112,500	-	125,000
Imputed Interest	-	-	10,384	-	10,384
Net loss	-	-	-	(66,070)	(66,070)

Balance August 31, 2006	42,500,000	42,500	111,705	(194,762)	(40,557)

Issuance of common stock for cash	200,000	200	49,800	-	50,000
Imputed Interest	-	-	8,453	-	8,453
Net loss	-	-	-	(181,520)	(181,520)

Balance August 31, 2007	42,700,000	$ 42,700	$ 169,958	$ (376,282)	$ (163,624)
The accompanying notes are an integral part of these financial statements.
* The common stock issued has been retroactively restated to reflect a forward stock split of 10 new shares for 1 old share effective April 30, 2007.

ENWIN RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS

		July 3, 2002
			(Inception)
	Year Ended	Year Ended	through
	August 31,	August 31,	August 31,
	2007	2006	2007

Cash flows from operating activities
Net loss	$(181,520)	$(66,070)	$(376,282)

Adjustments to reconcile net loss to net cash used in operations:
Imputed interest on stockholder advances	8,453	10,384	34,658
Impairment	-	-	10,000
Changes in:
Other current assets	(8,933)		(8,933)
Accounts payable and accrued liabilities	94,987	(2,052)	100,837

Net cash used in operating activities	(87,013)	(57,738)	(239,720)

Cash flows from investing activities
Payment on option to acquire mining interest in property	-	-	(10,000)
Loan receivable principal advance	(237,000)	-	(237,000)

Net cash used in investing activities	(237,000)	-	(247,000)

Cash flows from financing activities
Proceeds from the sale of common stock	50,000	125,000	178,000
Shareholder advances (repayments), net	(34,689)	20,000	97,612
Proceeds from loans payable	212,000	-	212,000

Net cash provided by financing activities	227,311	145,000	487,612

Increase (decrease) in cash and cash equivalents	(96,702)	87,262	892

Cash and cash equivalents, beginning of period	97,594	10,332	-

Cash and cash equivalents, end of period	$ 892	$97,594	$ 892
Supplementary information
Interest paid	$-	$-	$-
Taxes Paid	$-	$-	$-
The accompanying notes are an integral part of these financial statements.

ENWIN RESOURCES, INC.

(A Development Stage Company)

NOTES TO AUDITED FINANCIAL STATEMENTS

August 31, 2007

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Nature of Business

Enwin Resources, Inc. (“Company”) was incorporated in Nevada on July 3, 2002. Enwin is seeking alternative business opportunities and has no current source of revenue.

Development Stage Company

The Company is considered a 'Development Stage Company' as defined in SFAS 7, "Accounting and Reporting by Development Stage Enterprises." Therefore, cumulative amounts are reported on the statements of operations, stockholders' deficit, and cash flows.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Cash and cash equivalents

The Company considers all highly liquid instruments with a stated maturity of three months or less to be cash and cash equivalents. As of August 31, 2007, cash consists of balances held with financial institutions. Cash is deposited in institutions that are generally federally insured in limited amounts.

Fair value of financial instruments

The carrying values of financial instruments such as cash, accounts payable and accrued liabilities, and shareholder loans approximate their fair values due to the short settlement period for these instruments.

Concentration of credit risk

The financial instrument which potentially subjects the Company to concentration of credit risk is cash. The Company maintains cash in bank accounts that, at times, may exceed federally insured limits. As of August 31, 2007, the Company does not exceed the federally insured limit. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Loans Receivable

Loans receivable are reported at net realizable value. This value includes an allowance for estimated uncollectible receivables of $0 at August 31, 2007. The allowance for estimated uncollectible receivables is based on the amount and status of receivable accounts, contractual terms of the receivables and the company's history of collections. The Company’s loan receivable is with a single party and potentially subject us to a concentration of credit risk. Interest Income from loans receivable is recognized when earned in accordance with the terms of the note agreement.

ENWIN RESOURCES, INC.

(A Development Stage Company)

NOTES TO AUDITED FINANCIAL STATEMENTS

August 31, 2007

Basic Loss Per Share

Basic loss per share has been calculated based on the weighted average number of shares of common stock outstanding during the period. Earnings per share calculations reflect the effects of the stock split as discussed in Note 8.

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

Recent Accounting Pronouncements

The Company does not expect the adoption of recently issued accounting pronouncements to have a significant impact on the Company’s results of operations, financial position or cash flow.

NOTE 2 - BASIS OF PRESENTATION

The accompanying audited annual financial statements of Enwin Resources, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”). In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.

NOTE 3 - GOING CONCERN

The Company has recurring losses and has a deficit accumulated during the development stage of $376,282 as of August 31, 2007. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has no current source of revenue. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The Company’s management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, revenues from the development of business opportunities, if found. The Company’s ability to continue as a going concern is dependent on these additional cash financings, and ultimately, upon achieving profitable operations.

ENWIN RESOURCES, INC.

(A Development Stage Company)

NOTES TO AUDITED FINANCIAL STATEMENTS

August 31, 2007

NOTE 4 – LOAN RECEIVABLE

In association with the Securities Exchange Agreement and Plan of Exchange (the” Agreement”) with Solar Energy Limited (“Solar”) and D2Fusion, Inc. (“D2Fusion”) described in Note 11 below, on April 11, 2007 the Company entered into a loan agreement with D2Fusion to lend $500,000 to D2Fusion on the following terms:

•	$125,000 advanced April 13, 2007;

•	$100,000 advanced June 21, 2007;

•	$100,000 advanced on July 4, 2007;

•	$175,000 to be advanced on or before July 14, 2007;

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

The loan is classified as noncurrent due to uncertainty about the timing of repayment. The Company has not followed all the terms outlined above. As of August 31, 2007, the Company had advanced $237,000 to D2Fusion. Subsequent to August 31, 2007, the Company advanced an additional $107,500. However the agreement to acquire D2Fusion has not been affected by this. These loans will be collected if the merger with D2Fusion is completed. Failure of the merger may result in these loans becoming uncollectible.

NOTE 5 – RELATED PARTY TRANSACTIONS

A shareholder and former director of the Company has advances due from the Company of $97,612 at August 31, 2007. The advances are non-interest bearing and are due upon demand. The Company has imputed interest at 8% of $8,453 and $10,384 for the years ended August 31, 2007 and 2006, respectively. During the year ended August 31, 2007 the current Chief Executive Officer has received compensation in the amount of $18,000.

NOTE 6 – LOANS PAYABLE

Loans payable consist of advances of $100,000 each from two unrelated parties and are unsecured, bear interest at the rate of 12% per annum, and are payable from the proceeds of outside financing as defined in the agreement, which management has concluded is paramount to on demand. Past due amounts are subject to a one time two percent (2%) late fee and an ongoing interest rate of 14% per annum. Another loan of $12,000 was received during the period and is unsecured, bearing no interest and is payable on demand.

ENWIN RESOURCES, INC.

(A Development Stage Company)

NOTES TO AUDITED FINANCIAL STATEMENTS

August 31, 2007

NOTE 7 - INCOME TAXES

The Company follows Statement of Financial Accounting Standards No. 109 (SFAS 109), “Accounting for Income Taxes.” Deferred income taxes reflect the net effect of (a) temporary difference between carrying amounts of assets and liabilities for financial purposes and the amounts used for income tax reporting purposes, and (b) net operating loss carryforwards. No net provision for refundable Federal income tax has been made in the accompanying statement of loss because no recoverable taxes were paid previously. Similarly, no deferred tax asset attributable to the net operating loss carryforward has been recognized, as it is not deemed likely to be realized.

The provision for refundable Federal income tax consists of the following:

	August 31, 2007	August 31, 2006
Refundable Federal income tax attributable to:
Current operations	$62,000	22,000
Less, change in valuation allowance	(62,000)	(22,000)
Net refundable amount	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

August 31, 2007
Deferred tax asset attributable to:
Net operating loss carryover	$128,000
Less, valuation allowance	(128,000)
Net deferred tax asset	$-

At August 31, 2007 the Company had an unused net operating loss carryover approximating $376,000 that is available to offset future taxable income; with expiry beginning in 2022.

NOTE 8 – CAPITAL STOCK

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

The Company’s symbol on the Over the Counter Bulletin Board was changed, effective May 16, 2007, from “EWNR” to “ENWN”. The weighted average number of common shares outstanding for the previous comparative periods has been adjusted to take into account the effect of the ten to one forward split.

ENWIN RESOURCES, INC.

(A Development Stage Company)

NOTES TO AUDITED FINANCIAL STATEMENTS

August 31, 2007

During the year ended August 31, 2007, the Company issued 200,000 shares of common stock for cash proceeds of $50,000.

NOTE 9 – MINERAL PROPERTY

On February 22, 2007, the Company terminated its option agreement with Cadre Capital to acquire a 100% undivided interest in a mineral property in British Columbia, Canada.

NOTE 10 – RECLASSIFICATION

The Company has reclassified certain items on the statement of operations for the period ended August 31, 2006 to facilitate comparisons. These reclassifications have no effect on net loss or stockholders’ deficit of the Company.

NOTE 11 – COMMITMENT

On May 31, 2007, the Company entered into the Agreement with Solar and D2Fusion whereby the Company intends to acquire 100% of the outstanding ownership or right to ownership of D2Fusion, a wholly owned subsidiary of Solar, from Solar in exchange for an aggregate of 30,000,000 newly issued shares of the Company’s common stock in addition to the following conditions:

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

The Company has a commitment of $10,000 per month for a twelve month term expiring April 1, 2008 for consulting services. The Company has month-to-month commitments of $3,000 for management fees and $1,500 of office rent.

NOTE 12 – SUBSEQUENT EVENTS

Subsequent to August 31, 2007 the Company received $300,000 cash for 1,200,000 shares and warrants.

Under the terms of the loan receivable discussed in Note 4 above the Company advanced $100,000 to D2Fusion subsequent to August 31, 2007.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

The Company has had no changes in or disagreements with its accountants, as to accounting or financial disclosure over the two most recent fiscal years.

ITEM 8A. CONTROLS AND PROCEDURES

The Company’s president acts both as our chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of August 31, 2007. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding disclosure.

(b) Changes in Internal Controls

During the period ended August 31, 2007, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

ITEM 8B. OTHER INFORMATION

None.

PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following information sets forth the names of our current directors and executive officers, their ages and their present positions with the Company.

Name	Age	Office(s) Held
Nora Coccaro	50	Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and Director

Set forth below is a brief description of the background and business experience of our current executive officer and director.

Ms. Coccaro attended medical school at the University of Uruguay before becoming involved in the management of public entities. Ms. Coccaro serves as an officer (November 1999 to July 2007) and director (November 1999 to present) of Providence Resources, Inc., an OTC:BB quoted company involved in oil and gas exploration, as an officer and director (December 2005 to present) of Newtech Resources, Inc., an OTC:BB quoted company without operations, as an officer and director (February 2004 to March 2007) of Solar Energy Limited an OTC: BB quoted company involved in the development of alternative sources of energy, and a director (October 2003 to present) of ASP Ventures Corp., an OTC: BB quoted company without current operations. Ms. Coccaro has also served as an officer and director (February 2000 to January 2004) of OpenLimit, Inc., an OTC: BB quoted company involved in credit card encryption technology, and as an officer and director (from January 15, 2000 to March 2007) of Sona Development Corp., an OTC: BB quoted company without current operations. Between 1998 and 2005 Ms. Coccaro also acted as the Consul of Uruguay to Western Canada.

Term of Office

Our directors are appointed for a one (1) year term to hold office until the next annual meeting of our shareholders or until removed from office in accordance with our bylaws. Our executive officers are appointed by our Board of Directors and hold office until removed by the board.

Significant Employees

We have no significant employees other than our officer and director, Ms. Coccaro.

Family Relationships

There are no family relationships between or among the directors, executive officers, or persons nominated or chosen by us to become directors or executive officers.

Compensation

Directors received no compensation for their services as directors for the fiscal year ended August 31.

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

Audit Committee

We do not have a separately-designated standing audit committee. Our entire Board of Directors performs the functions of an audit committee, but no written charter governs the actions of our Board of Directors when performing the functions of that would generally be performed by an audit committee. Our Board of Directors approves the selection of our independent accountants and meets and interacts with the independent accountants to discuss issues related to financial reporting. In addition, our Board of Directors reviews the scope and results of the audit with the independent accountants, reviews with management and the independent accountants our annual operating results, considers the adequacy of our internal accounting procedures and considers other auditing and accounting matters including fees to be paid to the independent auditor and the performance of the independent auditor.

We do not have an audit committee financial expert because of the size of our company and our board of directors at this time. We believe that we do not require an audit committee financial expert at this time because we retain outside consultants who possess these attributes. For the fiscal year ending August 31, 2007, our Board of Directors: 1) reviewed and discussed the audited financial statements with management, and 2) reviewed and discussed the written disclosures and the letter from our independent auditors on the matters relating to the auditor's independence. Based upon our Board of Directors' review and discussion of the matters above, our Board of Directors authorized inclusion of the audited financial statements for the year ended August 31, 2007 to be included in this Annual Report on Form 10-KSB and filed with the Securities and Exchange Commission.

Code of Ethics

The Company has adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-B of the Securities Exchange Act of 1934. The Code of Ethics applies to directors and senior officers, such as the principal executive officer, principal financial officer, controller, and persons performing similar functions. The Company has incorporated a copy of our Code of Ethics as Exhibit 14 to this Form 10-KSB. Further, the Company’s Code of Ethics is available in print, at no charge, to any security holder who requests such information by contacting the Company.

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

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, the Company is aware of a certain individual who during the period ended August 31, 2006 was either an officer or director of the Company or who was the beneficial owner of more than ten percent of the common stock of the Company, and who failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934.

•	Nora Coccaro failed to file a Form 3 despite being appointed an officer and director of the Company.

ITEM 10. EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

The objective of the Company’s compensation program is to provide compensation for services rendered by our sole executive officer. Since the Company is in the development stage company the only form of compensation paid is in the form of a consulting fee paid to retain the services of our sole executive officer and director. In the event the Company determines to increase the compensate of our executive officer in the future the amount of that consideration will be determined in accordance with market forces and availability of funding; we have no specific formula to determine compensatory amounts at this time. While we have deemed that our limited compensatory program is appropriately suited for our current objectives, we may implement a compensation program to include a salary for our executive officer and any additional future executive employees, which compensation may include options and other compensatory elements.

Table

The following table provides summary information for the year ended August 31, 2007 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of (i) the chief executive officer and (ii) any other employee to receive compensation in excess of $100,000.

Summary Compensation Table
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Nora Coccaro	2007	18,000	-	-	-	-	-	-	-

The Company has no “Grants of Plan-Based Awards”, “Outstanding Equity Awards at Fiscal Year-End”, “Option Exercises and Stock Vested”, “Pension Benefits”, or “Nonqualified Deferred Compensation”. Nor does the Company have any “Post Employment Payments”.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

The following table sets forth certain information concerning the beneficial(1) ownership of the Company’s common stock as of December 5, 2007, with respect to: (i) each person known to the Company to be the beneficial owner of more than five percent of the Company's common stock; (ii) all directors; and (iii) directors and executive officers of the Company as a group. As of December 5, 2007, there were 43,900,000 shares of common stock issued and outstanding.

Title of Class	Name and Address	Shares	% of Class
Common	Nora Coccaro CEO, CFO, PAO, and director 2610-1066 West Hastings Street Vancouver, British Columbia V6E 3X2	0	0
Common	Michael Bebek 700 West Pender Street, Suite 1204 Vancouver, B.C., Canada V6C 1G8	30,000,000	68%
	All executive officers and directors as a group (1)	0	<1

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as disclosed below, none of our directors or executive officers, nor any proposed nominee for election as a director, nor any person who beneficially owns, directly or indirectly, shares carrying more than 5% of the voting rights attached to all of our outstanding shares, nor any members of the immediate family (including spouse, parents, children, siblings, and in-laws) of any of the foregoing persons has any material interest, direct or indirect, in any transaction over the last two years or in any presently proposed transaction which, in either case, has or will materially affect us.

Mr. Bebek, our majority shareholder, has advanced to the Company a total of approximately $97,612 as of August 31, 2007 at an imputed rate of interest of 8% per annum payable on demand. Although the advances do not bear interest, we have imputed a rate of 8% as a non-cash charge for GAAP purposes. The table illustrates the advance amounts and interest rates for the respective advances.

Date of Loan	Amount of Advance	Interest Rate on Advance
October 5, 2005	$20,000	0%
July 7, 2005	$24,000	0%
Sept 15, 2004	$20,000	0%
Aug 31, 2004	$14,000	0%
Aug 31, 2003	$27,275	0%
Aug 31, 2002	$27,026	0%
Sub-total	$132,301	0%
Repayments	($34,689)	0%
Total	$97,612	0%

ITEM 13. EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits beginning on page 24 of this Form 10-KSB, which is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed by our auditors for professional services rendered in connection with a review of the financial statements included in our annual report on Form 10-KSB and the audit of our annual consolidated financial statements for the fiscal years ended August 31, 2007 and August 31, 2006 were approximately $6,000 and $3,900, respectively.

Audit-Related Fees

Our auditors did not bill additional fees for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements.

Tax Fees

The aggregate fees billed by our auditors for professional services for tax compliance, tax advice, and tax planning were $0 and $0 for the fiscal years ended August 31, 2007 and 2006.

All Other Fees

The aggregate fees billed by our auditors for all other non-audit services, such as attending meetings and other miscellaneous financial consulting, for the fiscal years ended August 31, 2007 and 2006 were $0 and $0 respectively.

Audit Committee Pre-Approval

The Company does not have a standing audit committee therefore all services provided to the Company by LBB & Associates Ltd., LLP, as detailed above, were pre-approved by the Company’s board of directors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized this 5th day of December, 2007.

ENWIN RESOURCES, INC. /s/ Nora Coccaro By: Nora Coccaro Its: Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Nora Coccaro Nora Coccaro	Director	December 5, 2007

EXHIBITS

Exhibit	Page
No.	No.	Description

3(i)	* Amended Articles of Incorporation of the Company (incorporated by reference to the Form SB-2 filed with the Commission on October 18, 2002).

3(ii)	* Amended By-laws of the Company (incorporated by reference to the Form 10-SB filed with the Commission on October 18, 2002).

10(i)	* Addendum to Option Agreement dated April 30, 2006 (incorporated by reference to the Form 10-QSB filed with the Commission on July 13, 2006).

10(ii)	* Securities Exchange Agreement and Plan of Exchange dated May 31, 2007 (incorporated by reference to the Form 8-K filed with the Commission on June 4, 2007).

10(iii)	* Pledge Agreement dated June 29, 2007 (incorporated by reference to the Form 10-QSB filed with the Commission on July 16, 2007).

10(iv)	* Loan Agreement dated July 3, 2007(incorporated by reference to the Form 10-QSB filed with the Commission on July 16, 2007).

14	* Code of Ethics adopted February 25, 2006 (incorporated by reference to the Form 10-KSB filed with the Commission on November 14, 2006).

31 Attached	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32 Attached	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.