Form 10QSB
period 2007-11-30
ENWIN RESOURCES INC
filed 2008-01-14
CIK 1195584

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 30, 2007.

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 333-100636

ENWIN RESOURCES, INC.

(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	98-0379370 (I.R.S. Employer Identification No.)

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

The number of outstanding shares of the registrant’s common stock, $0.001 par value (the only class of voting stock) as of January 14, 2008 was 43,900,000.

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

ENWIN RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS

	(unaudited)	(Audited)
	November 30,	August 31,
	2007	2007
ASSETS

Current assets
Cash and cash equivalents	$ 46,584	$ 892
Other current assets	18,890	8,933

Total current assets	65,474	9,825

Loan receivable	344,500	237,000

TOTAL ASSETS	$ 409,974	$ 246,825

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$ 64,214	$ 100,837
Amounts due to related parties	97,612	97,612
Loans payable	200,000	212,000

Total current liabilities	361,826	410,449

TOTAL LIABILITIES	361,826	410,449

Stockholders' equity (deficit)
Common stock
1,000,000,000 common shares authorized at $0.001 par value;
43,900,000 common shares issued and outstanding (August 31, 2007 - 42,700,000)	43,900	42,700
Additional paid-in capital	470,710	169,958
Accumulated deficit	(466,462)	(376,282)

Total stockholders' equity (deficit)	48,148	(163,624)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 409,974	$ 246,825

ENWIN RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS

			July 3,
			2002
	For the three months ended		(Inception) through
	November 30,		November 30,
	2007	2006	2007

Sales	$ -	$ -	$ -
Cost of sales	-	-	-

Gross profit	-	-	-

Operating expenses
Professional and consulting	40,467	9,387	226,335
Impairment	-	-	10,000
Compensation	9,000	1,500	56,500
Exploration costs	-	-	42,022
Travel	23,546	-	43,150
Other	14,518	1,297	46,616

Operating (loss)	87,531	12,184	424,624

Interest income	(5,303)	-	(9,705)
Interest expense	7,952	2,596	51,543

(Loss) before income taxes	90,180	14,780	466,462

Provision for income taxes	-	-	-

Net (loss)	$ 90,180	$ 14,780	$ 466,462

Loss per share - basic and diluted	$ 0.00	$ 0.00

Weighted average number of common shares outstanding	43,478,022	42,500,000

ENWIN RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
(UNAUDITED)

			July 3, 2002
			(Inception)
	For the three months ended		Through November
	November 30,		30,
	2007	2006	2007

Cash flows from operating activities
Net loss	$(90,180)	$(14,780)	$(466,462)

Adjustments to reconcile net loss to net cash used in operations:
Imputed interest on stockholder advances	1,952	2,596	36,610
Impairment	-	-	10,000
Changes in:
Prepaid expenses	(9,957)		(18,890)
Accounts payable and accrued liabilities	(36,623)	11,047	64,214

Net cash used in operating activities	(134,808)	(1,137)	(374,528)

Cash flows from investing activities
Payment on option to acquire mining interest in property	-	-	(10,000)
Loan receivable principal advance	(107,500)	-	(344,500)

Net cash used in investing activities	(107,500)	-	(354,500)

Cash flows from financing activities
Proceeds from the sale of common stock	300,000	-	478,000
Shareholder advances (repayments), net	-	-	97,612
Payments made on loans payable	(19,500)	-	(19,500)
Proceeds from loans payable	7,500		219,500

Net cash provided by financing activities	288,000	-	775,612

Increase (decrease) in cash and cash equivalents	45,692	(1,137)	46,584

Cash and cash equivalents, beginning of period	892	97,594	-

Cash and cash equivalents, end of period	$ 46,584	$ 96,457	$ 46,584

Supplementary information
Interest paid	$ -	$ -	$ -
Taxes Paid	$ -	$ -	$ -

ENWIN RESOURCES, INC.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

November 30, 2007

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Enwin Resources, Inc. have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (“SEC”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report filed with the SEC on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year August 31, 2007 as reported on Form 10-KSB, have been omitted.

NOTE 2 - GOING CONCERN

The Company has recurring losses and has a deficit accumulated during the exploration stage of $466,462 as of November 30, 2007. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has no current source of revenue. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The Company’s management plans on raising cash from public or private debt of equity financing, on an as needed basis and in the longer term, revenues from the development of business opportunities, if found. The Company’s ability to continue as a going concern is dependent on these additional cash financings, and ultimately, upon achieving profitable operations.

NOTE 3 – LOAN RECEIVABLE

In association with the Securities Exchange Agreement and Plan of Exchange (the” Agreement”) with Solar Energy Limited (“Solar”) and D2Fusion, Inc. (“D2Fusion”) described in Note 8 below, on April 11, 2007 the Company entered into a loan agreement with D2Fusion to lend $500,000 to D2Fusion on the following terms:

•	$125,000 advanced April 13, 2007;

•	$100,000 advanced June 21, 2007;

•	$100,000 advanced on July 4, 2007;

•	$175,000 to be advanced on or before July 14, 2007;

•

a repayment term of 180 days or completion of the acquisition transaction, whichever occurs sooner. In the event that the Company decides not to complete the acquisition the repayment term would be extended an additional 180 days. The $500,000 loan would be repaid from the proceeds of the $2 million in working capital funding to be provided to D2Fusion under the terms of the Agreement;

•	interest payable at the rate of 6% per annum; and

•	secured by the assignment of 100% of the shares of D2Fusion.

ENWIN RESOURCES, INC.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

November 30, 2007

The loan is classified as noncurrent due to uncertainty about the timing of repayment. The Company has not satisfied all the terms outlined above. As of November 30, 2007, the Company had advanced $344,500 to D2Fusion. However the agreement to acquire D2Fusion has not been affected by this failure to satisfy funding obligations. These loans will be collected if the Agreement to acquire D2Fusion is completed otherwise these loans may become uncollectible.

NOTE 4 – RELATED PARTY TRANSACTIONS

A shareholder and former director of the Company has advances due from the Company of $97,612 at November 30, 2007 (August 31, 2007- $97,612). The advances are non-interest bearing and are due upon demand. The Company has imputed interest at 8% of $1,952 and $2,596 for the three months ended November 30, 2007 and 2006, respectively.

NOTE 5 – LOANS PAYABLE

Loans payable consist of advances of $100,000 each from two unrelated parties that are unsecured, bear interest at the rate of 12% per annum, and are payable from the proceeds of outside financing as defined in the Agreement, which management has concluded is paramount to on demand. Past due amounts are subject to a one time two percent (2%) late fee and an ongoing interest rate of 14% per annum.

NOTE 6 – CAPITAL STOCK

During the fiscal year ended August 31, 2007 the Company increased its authorized share capital to 100,000,000 shares of common stock. On May 1, 2007 the board of directors of the Company authorized a ten (10) to one (1) forward split of all outstanding common shares and a corresponding forward increase in the Company’s authorized common stock. The forward split was completed on May 16, 2007.

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

During the three month period ended November 30, 2007, the Company issued 1,200,000 shares of common stock for cash proceeds of $300,000.

NOTE 7 – RECLASSIFICATION

The Company has reclassified certain items on the statement of operations for the periods ended November 30, 2006 to facilitate comparisons. These reclassifications have no effect on net loss or stockholders’ deficit.

ENWIN RESOURCES, INC.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

November 30, 2007

NOTE 8 - COMMITMENT

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

Upon closing of the transaction, this exchange would be treated as a reverse merger with D2Fusion being the accounting acquirer.

Item 2.	Management's Plan of Operation

This Management's Plan of Operation and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as "anticipates," "expects," "believes," "plans," "predicts," and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to those discussed in the subsections entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. All information presented herein is based on the three month period ended November 30, 2007. Our fiscal year end is August 31.

Plan of Operation

During the second half of fiscal 2007 we moved away from the exploration of mineral properties to focus our attention on alternative business opportunities. Negotiations were initiated to acquire D2Fusion, Inc. (“D2Fusion”) from Solar Energy Limited (“Solar”).

D2Fusion is a Foster City, California and Los Alamos, New Mexico based company, focused on developing and delivering low-cost, clean, waste-free, practical nuclear energy applications for use in a wide range of environments from homes to industry. On May 31, 2007, we entered into a Securities Exchange Agreement and Plan of Exchange with Solar and D2Fusion to acquire 100% of the outstanding ownership of D2Fusion, in exchange for an aggregate of 30,000,000 newly issued shares of our common stock in addition to the following conditions:

▪	We make available to D2Fusion working capital of no less than $2,000,000 on or before closing;

▪	We cancel 30,000,000 shares of its issued and outstanding common share capital;

▪	We change our name to “D2Fusion Corp.”;

▪ ▪	We permit Solar to nominate two individuals for appointment to our board of directors We obtain shareholder approval of the transaction.

Further to a condition in the Agreement that the Company make available no less than $2,000,000 in working capital to D2Fusion, the Company entered into a loan agreement with Solar and D2Fusion on July 3, 2007 in order to lend $500,000 to D2Fusion by July 14, 2007 of which $344,500 had been made available to D2Fusion as of November 30, 2007.

On consummation of the transaction D2Fusion would become a wholly-owned subsidiary of the Company and Solar would acquire a controlling interest in the Company.

The parties involved are currently reconsidering the terms of the Agreement and the transaction is yet to be presented to the Company’s shareholders for consideration. In the event that the parties decide against proceeding with the Agreement or our shareholders decide not to approve the transaction then the Company would abandon further efforts to acquire D2Fusion and pursue an alternative plan of operation focused on identifying and acquiring a viable business opportunity. We would not limit our options to any particular industry, but would evaluate each prospective opportunity on its own merits.

Intended Business

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

Results of Operations

During the three month period ended November 30, 2007 our operations were focused on evaluating the terms of our Agreement to acquire D2Fusion and considering the means by which the Company can satisfy the terms of the transaction.

We do not expect to receive revenues within the next twelve months of operation or ever, since in the event that we proceed with the transaction and our shareholders approve the acquisition, D2Fusion has yet to realize a commercial application of its technology and may never produce revenue from operations.

Net Losses

For the period from July 3, 2002, date of inception, until November 30, 2007, the Company incurred a net loss of $466,462. Net losses for the three month period ended November 30, 2007 were $90,180 as compared to $14,780 for the three months ended November 30, 2006. The Company’s net losses are primarily attributable to general and administrative expenses. General and administrative expenses include financing costs, accounting costs, consulting fees, leases, employment costs, professional fees and costs associated with the preparation of disclosure documentation. We did not generate any revenues during this period.

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

Capital Expenditures

The Company expended no significant amounts on capital expenditures for the period from inception to November 30, 2007.

Liquidity and Capital Resources

As of November 30, 2007, the Company had current assets totaling $65,475 and a working capital deficit of $296,351. These assets consist of cash on hand of $46,584 and other current assets of $18,890. Net stockholders' equity in the Company was $48,148 at November 30, 2007. The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and stockholders’ equity.

Cash flow used in operating activities was $374,528 for the period from inception to November 30, 2007. Cash flow used in operating activities for the three month period ended November 30, 2007 was $134,808 as compared to $1,137 in cash flow used in operating activities for the three month period ended November 30, 2006. The cash flow used in operating activities in the current three month period was due primarily to an increase in net losses and payments made against accounts payable and accrued liabilities.

Cash flow provided by financing activities was $775,612 for the period from inception to November 30, 2007. Cash flow provided by financing activities for the three month period ended November 30, 2007 was $288,000 as compared to $0 for the three month period ended November 30, 2006. Cash flow provided by financing activities in the current three month period was the result of proceeds from the sale of common stock of $300,000 and a net loan repayment of $12,000.

Cash flows used in investing activities was $354,500 for the period from inception to November 30, 2007. Cash flow used in investing activities for the three month period ended November 30, 2007 was $107,500 as compared to $0 for the three month period ended November 30, 2006. Cash flow used in investing activities in the current three month period was the result of loans made to D2Fusion of $107,500.

The Company’s current assets are insufficient to conduct its intended plan of operation over the next twelve (12) months and it will have to realize debt or equity financing to fund its own operations and fund the operations of D2Fusion in the event the transaction proceeds. The Company has no current commitments or arrangements with respect to, or immediate sources of funding. Further, no assurances can be given that funding, if needed, would be available or available to the Company on acceptable terms. Therefore, the Company’s stockholders would be the most likely source of new funding in the form of loans or equity placements though none have made any commitment for future investment and we have no agreement formal or otherwise. The Company’s inability to obtain funding would have a material adverse affect on its plan of operation specifically in respect to its ability to fund the development of D2Fusion.

The Company has no current plans for the purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Off Balance Sheet Arrangements

As of November 30, 2007, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

Critical Accounting Policies

In the notes to the audited consolidated financial statements for the year ended August 31, 2007, included in the Company’s Form 10-KSB, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and our financial position. The Company believes that the accounting principles utilized by us conform to accounting principles generally accepted in the United States of America.

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

Since our inception in 2002, our expenses have resulted in continuing losses and an accumulated deficit of $376,282 at August 31, 2007. During the three months ended November 30, 2007, we recorded a net loss of $90,180. The Company has never realized revenue from operations. We will continue to incur operating losses as we pursue our intention to acquire D2Fusion and satisfy our ongoing disclosure requirements with the Securities and Exchange Commission. Our only expectation of future profitability is dependent upon our ability to acquire D2Fusion and develop D2Fusion’s business to a point that will produce revenue, which objectives can in no way be assured.

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

Going Concern

The Company’s auditors have noted substantial doubt as to the Company’s ability to continue as a going concern as a result of an accumulated deficit of $376,282 as of August 31, 2007 which increased to $466,462 as of November 30, 2007. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit and /or obtain funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes: (1) obtaining funding from private placement sources; (2) obtaining additional funding from the sale of the Company’s securities; (3) establishing revenues from developing D2Fusion’s business plan; (4) obtaining loans and grants from various financial institutions where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 3.	CONTROLS AND PROCEDURES

The Company’s president acts both as our chief executive officer and chief financial officer and is responsible for establishing and maintaining disclosure controls and procedures for the Company.

(a) Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of November 30, 2007. Based on this evaluation, our principal executive officer and our principal financial officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective and adequately designed to ensure that the information required to be disclosed by us in the reports we submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the applicable rules and forms and that such information was accumulated and communicated to our chief executive officer and chief financial officer, in a manner that allowed for timely decisions regarding disclosure.

(b) Changes in Internal Controls

During the period ended November 30, 2007, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 21 of this Form 10-QSB, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. In accordance with the requirements of the Securities Exchange Act, this 14th day of January, 2008

ENWIN RESOURCES, INC.

/s/ Nora Coccaro
Nora Coccaro

Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and Director

EXHIBITS

Exhibit	Page
No.	No.	Description

3(i)	*Amended Articles of Incorporation of the Company (incorporated by reference to the Form SB-2 filed with the Commission on October 18, 2002).

3(ii)	*Amended By-laws of the Company (incorporated by reference to the Form 10-SB filed with the Commission on October 18, 2002).

10(i)	*Addendum to Option Agreement dated April 30, 2006 (incorporated by reference to the Form 10-QSB filed with the Commission on July 13, 2006).

10(ii)	*Securities Exchange Agreement and Plan of Exchange dated May 31, 2007 (incorporated by reference to the Form 8-K filed with the Commission on June 4, 2007).

10(iii)	* Pledge Agreement dated June 29, 2007 (incorporated by reference to the Form 10-KSB filed with the Commission on December 12, 2007).

10(iv)	*Loan Agreement dated July 3, 2007 (incorporated by reference to the Form 10-KSB filed with the Commission on December 12, 2007).

14	*Code of Ethics adopted February 25, 2006 (incorporated by reference to the Form 10-KSB filed with the Commission on November 14, 2006).

31	Attached Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Attached Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.