Form 10QSB
period 2008-02-29
ENWIN RESOURCES INC
filed 2008-04-21
CIK 1195584

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☑	Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended February 29, 2008.

☐	Transition report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from to .

Commission file number: 000-51713

ENWIN RESOURCES, INC.

(Exact name of small business issuer as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	98-0379370 (I.R.S. Employer Identification No.)

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

Yes ☑ No ☐

The number of outstanding shares of the registrant’s common stock, $0.001 par value (the only class of voting stock), as of April 18, 2008 was 43,900,000.

TABLE OF CONTENTS

PART I

ITEM 1. FINANCIAL STATEMENTS	3

Unaudited Balance Sheet as of February 29, 2008	4

Unaudited Statement of Operations for the three and six month periods ended

February 29, 2008 and February 28, 2007 and the period from inception	5

Unaudited Statement of Cash Flows for the six month periods ended

February 29, 2008 and February 28, 2007 and the period from inception	6

Notes to Unaudited Financial Statements	7

ITEM 2. MANAGEMENT'S PLAN OF OPERATION	9

ITEM 3. CONTROLS AND PROCEDURES (ITEM 3A(T))	16

PART II

ITEM 1. LEGAL PROCEEDINGS	17

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES	17

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	17

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS	17

ITEM 5. OTHER INFORMATION	18

ITEM 6. EXHIBITS	18

SIGNATURES	19

INDEX TO EXHIBITS	20

PART I

ITEM 1.	FINANCIAL STATEMENTS

As used herein, the terms “Company,” “we,” “our,” “us,” “it,” and “its” refer to Enwin Resources, Inc., a Nevada corporation, unless otherwise indicated. In the opinion of management, the accompanying unaudited financial statements included in this Form 10-QSB reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

ENWIN RESOURCES INC. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS

February 29,
2008
(Unaudited)
ASSETS

Current assets
Cash and cash equivalents	$238
Due from related parties	15,000
Other current assets	18,958

Total current assets	34,196

Loan receivable	344,500

TOTAL ASSETS	$378,696

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$94,218
Amounts due to related parties	97,612
Loans payable	200,000

Total current liabilities	391,830

TOTAL LIABILITIES	391,830

Stockholders' deficit
Common stock
1,000,000,000 common shares authorized at $0.001 par value;
43,900,000 common shares issued and outstanding (August 31, 2007 - 42,700,000)	43,900
Additional paid-in capital	472,662
Accumulated deficit	(529,696)

Total stockholders' deficit	(13,134)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$378,696

ENWIN RESOURCES INC. (A DEVELOPMENT STAGE COMPANY) UNAUDITED STATEMENTS OF OPERATIONS

					July 3, 2002
					(Inception)
	For the three months ended		For the six months ended		through
	February 29,		February 29,		February 29,
	2008	2007	2008	2007	2008

Sales	$-	$-	$-	$-	$-
Cost of sales	-	-	-	-	-
Gross profit	-	-	-	-	-

Operating expenses
Professional and consulting	35,438	39,614	75,905	49,001	261,773
Impairment	-	-	-	-	10,000
Compensation	13,500	500	22,500	2,000	70,000
Exploration costs	-	-	-	-	42,022
Travel	2,363	-	25,909	-	45,514
Other	9,300	475	23,817	1,772	55,916
Operating loss	60,601	40,589	148,131	52,773	485,225

Interest income	(5,318)	-	(10,620)	-	(15,023)
Interest expense	7,952	1,952	15,904	4,548	59,495
Loss before income taxes	63,235	42,541	153,415	57,321	529,697

Provision for income taxes	-	-	-	-	-
Net loss	$63,235	$42,541	$153,415	$57,321	$529,697
Loss per share - basic and diluted	$0.00	$0.00	$0.00	$0.00
Weighted average number
of common shares outstanding	43,900,000	42,500,000	43,689,011	42,500,000

ENWIN RESOURCES INC. (A DEVELOPMENT STAGE COMPANY) UNAUDITED STATEMENTS OF CASH FLOWS

			July 3, 2002
			(Inception)
	For the six months ended		through
	February 29,		February 29,
	2008	2007	2008

Cash flows from operating activities
Net loss	$(153,415)	$(57,321)	$(529,697)

Adjustments to reconcile net loss to net cash used in operations:
Imputed interest on stockholder advances	3,905	4,548	38,563
Impairment	-	-	10,000
Changes in:
Other current assets	(10,025)	-	(18,958)
Accounts payable and accrued liabilities	(6,619)	(5,406)	94,218

Net cash used in operating activities	(166,154)	(58,179)	(405,874)

Cash flows from investing activities
Payment on option to acquire mining interest in property	-	-	(10,000)
Loan receivable principal advance	(107,500)	-	(344,500)

Net cash used in investing activities	(107,500)	-	(354,500)

Cash flows from financing activities
Proceeds from the sale of common stock	300,000	-	478,000
Shareholder advances (repayments), net	-	(34,689)	97,612
Related parties advances	(15,000)	-	(15,000)
Proceeds from loans payable	7,500	-	219,500
Payments made on loans payable	(19,500)	-	(19,500)

Net cash provided by financing activities	273,000	(34,689)	760,612

Increase (decrease) in cash and cash equivalents	(654)	(92,868)	238

Cash and cash equivalents, beginning of period	892	97,594	-

Cash and cash equivalents, end of period	$238	$4,726	$238
target
Supplementary information
Interest paid	$-	$-	$-
Taxes Paid	$-	$-	$-

ENWIN RESOURCES, INC.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

February 29, 2008

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

NOTE 2 - GOING CONCERN

The Company has recurring losses and has a deficit accumulated during the development stage of $529,696 as of February 29, 2008. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has no current source of revenue. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The Company’s management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, revenues from the development of business opportunities, if found. The Company’s ability to continue as a going concern is dependent on these additional cash financings, and ultimately, upon achieving profitable operations.

NOTE 3 – LOAN RECEIVABLE

In association with the Securities Exchange Agreement and Plan of Exchange with Solar Energy Limited (“Solar”) and D2Fusion, Inc. (“D2Fusion”) described in Note 8 below, on April 11, 2007 the Company entered into a loan agreement with D2Fusion to lend $500,000 to D2Fusion on the following terms:

•	$125,000 advanced April 13, 2007;
•	$100,000 advanced June 21, 2007;
•	$100,000 advanced on July 4, 2007;
•	$175,000 to be advanced on or before July 14, 2007;
•	interest payable at the rate of 6% per annum;
•	secured by the assignment of 100% of the shares of D2Fusion; and
•

a repayment term of the sooner of 180 days or completion of the acquisition transaction. In the event that the Company decided not to complete the acquisition, the repayment term was to be extended an additional 180 days.

The Company has since decided not to proceed with the acquisition of D2Fusion and therefore the repayment term on the loan agreement has been extended an additional 180 days from the original due date.

ENWIN RESOURCES, INC.

(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

February 29, 2008

The loan is classified as noncurrent due to uncertainty about the timing of repayment. As of February 29, 2008, the Company had advanced loans in the amount of $344,500 to D2Fusion. These loans may be uncollectible as D2Fusion has suspended operations pending financing.

NOTE 4 – RELATED PARTY TRANSACTIONS

A shareholder and former director of the Company has advances due from the Company of $97,612 at February 29, 2008 (August 31, 2007- $97,612). The advances are non-interest bearing and are due upon demand. The Company has imputed interest at 8% of $3,905 and $4,548 for the six months ended February 29, 2008 and February 28, 2007, respectively. During the quarter ended February 29, 2008 the company advanced $8,000 and $7,000 to two related parties as short term demand loans.

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

During the six month period ended February 29, 2008, the Company issued 1,200,000 shares of common stock for cash proceeds of $300,000.

NOTE 7 – RECLASSIFICATION

The Company has reclassified certain items on the statement of operations for the periods ended February 29, 2007 to facilitate comparisons. These reclassifications have no effect on net loss or stockholders’ deficit.

NOTE 8 - COMMITMENT

On May 31, 2007, the Company entered into the Agreement with Solar and D2Fusion whereby the Company intended to acquire 100% of the outstanding ownership or right to ownership of D2Fusion, a wholly owned subsidiary of Solar, from Solar in exchange for an aggregate of 30,000,000 shares of the Company’s common stock and the fulfillment of certain conditions on or before closing. The conditions of this agreement were not met and the transaction was abandoned.

Item 2.	Management's Plan of Operation

This Management's Plan of Operation and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as "anticipates," "expects," "believes," "plans," "predicts," and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to those discussed in the subsections entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. All information presented herein is based on the six month period ended February 29, 2008. Our fiscal year end is August 31.

Plan of Operation

The Company’s plan of operation for the coming year is to identify and acquire a favorable business opportunity. We do not plan to limit our options to any particular industry, but will evaluate each opportunity on its merits.

We have not yet entered into any agreement, nor do we have any commitment or understanding to enter into or become engaged in any transaction, as of the date of this filing.

The Company’s plan of operation will require $100,000 in funding over the next 12 months to continue the search for a suitable business opportunity which funding is not currently available. Should the Company acquire a suitable business opportunity within the next 12 months its funding requirements may change.

Results of Operations

During the second half of fiscal 2007 we moved away from the exploration of mineral properties to focus our attention on alternative business opportunities. Negotiations were initiated to acquire D2Fusion, Inc. (“D2Fusion”) from Solar Energy Limited (“Solar”), and on May 31, 2007, the Company entered into the agreement with Solar and D2Fusion whereby the Company intended to acquire 100% of the outstanding ownership or right to ownership of D2Fusion (a wholly owned subsidiary of Solar) from Solar in exchange for an aggregate of 30,000,000 shares of the Company’s common stock and the fulfillment of certain conditions on or before closing. The conditions of this agreement were not met and the intended transaction was abandoned.

During the three and six month periods ended February 29, 2008, the Company evaluated the terms of the agreement to acquire D2Fusion, returned to the process of identifying a prospective business opportunity, and continued our disclosure requirements with the Securities and Exchange Commission (the “Commission”).

The Company does not expect any revenues until such time as a revenue producing acquisition is accomplished. As such, we will likely continue to operate at a loss.

Net Losses

For the period from July 3, 2002, date of inception, until February 29, 2008, the Company incurred a net loss of $529,696. Net losses for the three month period ended February 29, 2008 were $63,235 as compared to $42,541 for the three months ended February 28, 2007. Net losses for the six month period ended February 29, 2008 were $153,415 as compared to $57,321 for the six months ended February 28, 2007. The Company’s net losses are primarily attributable to general and administrative expenses. General and administrative expenses include financing costs, accounting costs, consulting fees, leases, employment costs, professional fees and costs associated with the preparation of disclosure documentation. We did not generate any revenues during the current three and six month periods.

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

Capital Expenditures

The Company expended no significant amounts on capital expenditures for the period from inception to February 29, 2008.

Liquidity and Capital Resources

As of February 29, 2008, the Company had current assets totaling $34,196 and a working capital deficit of $357,634. Our assets consist of cash on hand of $238, amounts due from related parties of $15,000, and other current assets of $18,958. Net stockholders' deficit in the Company was $13,134 at February 29, 2008. The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and stockholders’ equity.

Cash flow used in operating activities was $405,874 for the period from inception to February 29, 2008. Cash flow used in operating activities for the six month period ended February 29, 2008 was $166,154 as compared to $58,179 in cash flow used in operating activities for the six month period ended February 28, 2007. The cash flow used in operating activities in the current six month period was due primarily to net losses.

Cash flows used in investing activities was $354,500 for the period from inception to February 29, 2008. Cash flow used in investing activities for the six month period ended February 29, 2008 was $107,500 as compared to $0 for the six month period ended February 28, 2007. Cash flow used in investing activities in the current six month period was the result of loans made to D2Fusion of $107,500.

Cash flow provided by financing activities was $760,612 for the period from inception to February 29, 2008. Cash flow provided by financing activities for the six month period ended February 29, 2008 was $273,000 as compared to a negative cash flow of $34,689 for the six month period ended February 28, 2007. Cash flow provided by financing activities in the current six month period was due primarily to proceeds from the sale of common stock of $300,000.

The Company’s current assets are insufficient to conduct its intended plan of operation over the next twelve (12) months and it will have to realize debt or equity financing to fund its operations. The Company has no current commitments or arrangements with respect to, or immediate sources of funding. Further, no assurances can be given that funding, if needed, would be available or available to the Company on acceptable terms. Therefore, the Company’s stockholders would be the most likely source of new funding in the form of loans or equity placements though none have made any commitment for future investment and we have no agreement formal or otherwise. The Company’s inability to obtain funding would have a material adverse affect on its plan of operation.

The Company has no current plans for the purchase or sale of any plant or equipment. The Company has no current plans to make any changes in the number of employees.

Off Balance Sheet Arrangements

As of February 29, 2008, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

Critical Accounting Policies

In the notes to the audited financial statements for the year ended August 31, 2007, included in the Company’s Form 10-KSB, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and our financial position. The Company believes that the accounting principles utilized by us conform to accounting principles generally accepted in the United States of America.

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

Stock-Based Compensation

On March 1, 2006, we adopted SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. We use the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. We have elected the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on September 1, 2005, the first day of our fiscal year 2006. Stock-based compensation expense for awards granted prior to September 1, 2005 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123.

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

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities”. This Statement permits entities to choose to measure many financial assets and financial liabilities at fair value. Unrealized gains and losses on items for which the fair value option has been elected are reported in earnings. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently assessing the impact of SFAS No. 159 on its financial position and results of operations.

In January 2007, we adopted FIN 48. FIN 48 clarifies the accounting for uncertain taxes recognized in an enterprise's financial statements in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement of a tax position taken or expected to be taken in an enterprise's tax return. In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure related to uncertain income tax positions.

In December 2007, the FASB issued SFAS No. 160, Non-controlling interests in Consolidated Financial Statements – An amendment of ARB No. 51. This statements objective is to improve the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require ownership interests in the subsidiaries held by parties other than the parent be clearly identified. The adoption of SFAS 160 did not have an impact on the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised), Business Combinations. This revision statements objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its effects on recognizing identifiable assets and measuring goodwill. The adoption of SFAS 141 (revised) did not have an impact on the Company’s financial statements.

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled “Management’s Plan of Operations,” with the exception of historical facts, are forward looking statements. Forward looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

•	our anticipated financial performance and business plan;
•	the sufficiency of existing capital resources;
•	our ability to raise additional capital to fund cash requirements for future operations;
•	uncertainties related to the Company’s future business prospects;
•	our ability to generate revenues from future operations;
•	the volatility of the stock market; and,
•	general economic conditions.

We wish to caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated, including the factors set forth in the section entitled “Risk Factors,” below. We also wish to advise readers not to place any undue reliance on the forward looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than is required by law.

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

Since our inception in 2002, our expenses have resulted in continuing losses and an accumulated deficit of $376,282 at August 31, 2007, which increased to $529,696 at February 29, 2008. The Company has never realized revenue from operations. We will continue to incur operating losses as we maintain our search for a suitable business opportunity and satisfy our ongoing disclosure requirements with the Commission. Our only expectation of future profitability is dependent upon our ability to acquire a revenue producing business opportunity, which acquisition can in no way be assured. Therefore, we may never be able to achieve profitability.

The Company’s limited financial resources cast severe doubt on our ability to acquire a profitable business opportunity.

The Company’s future operation is dependent upon the acquisition of a profitable business opportunity. However, the prospect of such an acquisition is doubtful due to the Company’s limited financial resources. Since we have no current business opportunity, the Company is not in a position to improve this financial condition through debt or equity offerings. Therefore, this limitation may act as a deterrent in future negotiations with prospective acquisition candidates. Should we be unable to acquire a profitable business opportunity the Company will, in all likelihood, be forced to cease operations.

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

We may incur significant legal, accounting and other expenses as a result of being listed on the Over the Counter Bulletin Board. The Sarbanes-Oxley Act of 2002, as well as related rules implemented by the Commission has required changes in corporate governance practices of public companies. We expect that compliance with these laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 as discussed in the following risk factor, may substantially increase our expenses, including our legal and accounting costs, and make some activities more time-consuming and costly. As a result, there may be a substantial increase in legal, accounting and certain other expenses in the future, which would negatively impact our financial performance and could have a material adverse effect on our results of operations and financial condition.

Our internal controls over financial reporting may not be considered effective in the future, which could result in a loss of investor confidence in our financial reports and in turn have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 we are required to furnish a report by our management on our internal controls over financial reporting. Such report must contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. If we are unable to continue to assert that our internal controls are effective, our investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

The Company does not pay dividends.

The Company does not pay dividends. We have not paid any dividends since inception and have no intention of paying any dividends in the foreseeable future. Any future dividends would be at the discretion of our board of directors and would depend on, among other things, future earnings, our operating and financial condition, our capital requirements, and general business conditions. Therefore, shareholders should not expect any type of cash flow from their investment.

The Company’s shareholders may face significant restrictions on their stock.

The Company’s stock differs from many stocks in that it is a “penny stock.” The Commission has adopted a number of rules to regulate “penny stocks” including, but not limited to, those rules from the Securities Act as follows:

3a51-1

which defines penny stock as, generally speaking, those securities which are not listed on either NASDAQ or a national securities exchange and are priced under $5, excluding securities of issuers that have net tangible assets greater than $2 million if they have been in operation at least three years, greater than $5 million if in operation less than three years, or average revenue of at least $6 million for the last three years;

15g-1	which outlines transactions by broker/dealers which are exempt from 15g-2 through 15g-6 as those whose commissions from traders are lower than 5% total commissions;
15g-2	which details that brokers must disclose risks of penny stock on Schedule 15G;
15g-3	which details that broker/dealers must disclose quotes and other information relating to the penny stock market;
15g-4	which explains that compensation of broker/dealers must be disclosed;
15g-5	which explains that compensation of persons associated in connection with penny stock sales must be disclosed;
15g-6	which outlines that broker/dealers must send out monthly account statements; and
15g-9	which defines sales practice requirements.

Since the Company’s securities constitute a “penny stock” within the meaning of the rules, the rules would apply to us and our securities. Because these rules provide regulatory burdens upon broker-dealers, they may affect the ability of shareholders to sell their securities in any market that may develop; the rules themselves may limit the market for penny stocks. Additionally, the market among dealers may not be active. Investors in penny stock often are unable to sell stock back to the dealer that sold them the stock. The mark-ups or commissions charged by the broker-dealers may be greater than any profit a seller may make. Because of large dealer spreads, investors may be unable to sell the stock immediately back to the dealer at the same price the dealer sold the stock to the investor. In some cases, the stock may fall quickly in value. Investors may be unable to reap any profit from any sale of the stock, if they can sell it at all.

Shareholders should be aware that, according to Commission Release No. 34-29093 dated April 17, 1991, the market for penny stocks has suffered from patterns of fraud and abuse. These patterns include:

•	control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
•	manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;
•	“boiler room” practices involving high pressure sales tactics and unrealistic price projections by inexperienced sales persons;
•	excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and
•

the wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

Going Concern

The Company’s auditors have noted substantial doubt as to the Company’s ability to continue as a going concern as a result of an accumulated deficit of $376,282 as of August 31, 2007 which increased to $529,696 as of February 29, 2008. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit and /or obtain funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes: (i) obtaining funding from private placement sources; (ii) obtaining additional funding from the sale of the Company’s securities; (iii) establishing revenues from prospective business opportunities; (iv) obtaining loans and grants from various financial institutions where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 3.	CONTROLS AND PROCEDURES (ITEM 3A(T))

Management's Report on Internal Control over Financial Reporting

The Company’s management, including our chief executive officer and chief financial officer, is responsible for establishing and maintaining adequate internal control over our financial reporting. Internal control over financial reporting is a process designed by, or under the supervision of, our chief executive and chief financial officer and implemented by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements. Because of their inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control  — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, our management concluded that our internal control over financial reporting was ineffective as of February 29, 2008 due to material weaknesses. A material weakness is a control deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company is actively remedying our material weaknesses, including.

•	Forming an audit committee made up of independent directors to oversee management (we have begun this process by appointing an independent director subsequent to the period ended February 29, 2008).
•	Identifying and designing new entity-level controls to reduce the evaluation effort.
•	Integrating the processes to comply with Section 404 of the Sarbanes-Oxley Act of 2002.
•	Researching tools to support Section 404’s internal control assessment process.
•	Reviewing other regulatory requirements to determine whether there is an opportunity to better integrate compliance procedures.
•	Improving the management and control around key spreadsheets used by the company.

This report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Commission that permit us to provide only the management’s report.

Changes in Internal Controls over Financial Reporting

During the period ended February 29, 2008, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS

None.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES

None.

ITEM 3.	DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.	MATTERS SUBMITTED TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-B are listed in the Index to Exhibits on page 20 of this Form 10-QSB, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. In accordance with the requirements of the Securities Exchange Act, this 18th day of April, 2008

ENWIN RESOURCES, INC.

/s/ Nora Coccaro
Nora Coccaro

Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and Director

EXHIBITS

Exhibit
No.	Description

3(i) *	Amended Articles of Incorporation of the Company (incorporated by reference to the Form SB-2 filed with the Commission on October 18, 2002).

3(ii) *	Amended By-laws of the Company (incorporated by reference to the Form 10-SB filed with the Commission on October 18, 2002).

10(i) *	Addendum to Option Agreement dated April 30, 2006 (incorporated by reference to the Form 10-QSB filed with the Commission on July 13, 2006).

10(ii) *	Securities Exchange Agreement and Plan of Exchange dated May 31, 2007 (incorporated by reference to the Form 8-K filed with the Commission on June 4, 2007).

10(iii) *	Pledge Agreement with Solar Energy Limited dated June 29, 2007 (incorporated by reference to the Form 10-QSB filed with the Commission on July 16, 2007).

10(iv) *	Loan Agreement with D2Fusion, Inc. dated July 3, 2007 (incorporated by reference to the Form 10-QSB filed with the Commission on July 16, 2007).

14*	Code of Ethics adopted February 25, 2006 (incorporated by reference to the Form 10-KSB filed with the Commission on November 14, 2006).

31	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Incorporated by reference to previous filings of the Company.