Form 10QSB
period 2008-05-31
ENWIN RESOURCES INC
filed 2008-07-21
CIK 1195584

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

     ☑     Quarterly report under Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended May 31, 2008.

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

Yes ☑ No ☐

The number of outstanding shares of the registrant’s common stock, $0.001 par value (the only class of voting stock) as of July 21, 2008, was 43,900,000.

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

May 31,
2008
(Unaudited)

ASSETS

Current assets
Cash and cash equivalents	$ 13
Due from related parties	3,500
Other current assets	24,126

Total current assets	27,639

Loan receivable	344,500

TOTAL ASSETS	$ 372,139

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$ 137,137
Amounts due to related parties	97,612
Loans payable	200,000

Total current liabilities	434,749

TOTAL LIABILITIES	434,749

Stockholders’ deficit
Common stock
1,000,000,000 common shares authorized at $0.001 par value;
43,900,000 common shares issued and outstanding (August 31, 2007 - 42,700,000)	43,900
Additional paid-in capital	474,614
Accumulated deficit	(581,124)

Total stockholders’ deficit	(62,610)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 372,139

The accompanying notes are an integral part of these financial statements

ENWIN RESOURCES INC. (A DEVELOPMENT STAGE COMPANY) UNAUDITED STATEMENTS OF OPERATIONS

					July 3, 2002
					(Inception)
	For the three months ended		For the nine months ended		through
	May 31,		May 31,		May 31,
	2008	2007	2008	2007	2008

Sales	$ -	$ -	$ -	$ -	$ -
Cost of sales	-	-	-	-	-
Gross profit	-	-	-	-	-
Operating expenses
Professional and consulting	31,055	28,662	106,960	77,662	292,828
Impairment	-	-	-	-	10,000
Compensation	9,000	9,000	31,500	11,000	79,000
Exploration costs	-	-	-	-	42,022
Travel	-	-	25,909	-	45,514
Other	8,639	423	32,455	2,196	64,554
Operating loss	48,694	38,085	196,824	90,858	533,918
Interest income	(5,218)	(1,127)	(15,839)	(1,127)	(20,241)
Interest expense	7,952	4,885	23,857	9,433	67,447
Loss before income taxes	51,428	41,843	204,842	99,164	581,124
Provision for income taxes	-	-	-	-	-

Net loss	$ 51,428	$ 41,843	$ 204,842	$ 99,164	$ 581,124

Loss per share - basic and diluted	$ 0.00	$ 0.00	$ 0.00	$ 0.00

Weighted average number
of common shares outstanding	43,900,000	42,500,000	43,759,854	42,500,000

The accompanying notes are an integral part of these financial statements

ENWIN RESOURCES INC. (A DEVELOPMENT STAGE COMPANY) UNAUDITED STATEMENTS OF CASH FLOWS

	For the nine months ended		July 3, 2002 (inception) through
	May 31,		May 31,
	2008	2007	2008

Cash flows from operating activities
Net loss	$ (204,842)	$ (99,164)	$ (581,124)

Adjustments to reconcile net loss to net cash used in operations:
Imputed interest on stockholder advances	5,856	6,500	40,514
Impairment	-	-	10,000
Changes in:
Other current assets	(15,193)	(5,875)	(24,127)
Accounts payable and accrued liabilities	36,300	29,948	137,137
Net cash used in operating activities	(177,879)	(68,591)	(417,599)

Cash flows from investing activities
Payment on option to acquire mining interest in property	-	-	(10,000)
Loan receivable principal advance	(107,500)	(125,000)	(344,500)
Net cash used in investing activities	(107,500)	(125,000)	(354,500)

Cash flows from financing activities
Proceeds from the sale of common stock	300,000	-	478,000
Shareholder advances (repayments), net	-	(34,689)	97,612
Related parties advances	(15,000)	-	(15,000)
Related parties repayments	11,500		11,500
Proceeds from loans payable	7,500	200,000	219,500
Payments made on loans payable	(19,500)	-	(19,500)
Net cash provided by financing activities	284,500	165,311	772,112

Increase (decrease) in cash and cash equivalents	(879)	(28,280)	13

Cash and cash equivalents, beginning of period	892	97,594	-

Cash and cash equivalents, end of period	$ 13	$ 69,314	$ 13

Supplementary information
Interest paid	$ -	$ -	$ -
Taxes Paid	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

ENWIN RESOURCES, INC.
(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

May 31, 2008

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Enwin Resources, Inc., have been prepared in accordance with accounting principles generally accepted in the U.S.A. and the rules of the Securities and Exchange Commission (“Commission”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report filed with the Commission on Form 10-KSB. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year August 31, 2007 as reported on Form 10-KSB, have been omitted.

NOTE 2 - GOING CONCERN

The Company has recurring losses and has a deficit accumulated during the development stage of $581,124 as of May 31, 2008. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has no current source of revenue. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The Company’s management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, revenues from the development of business opportunities, if found. The Company’s ability to continue as a going concern is dependent on these additional cash financings, and ultimately, upon achieving profitable operations.

NOTE 3 - LOAN RECEIVABLE

In association with the Securities Exchange Agreement and Plan of Exchange (the “Agreement”) with Solar Energy Limited (“Solar”) and D2Fusion, Inc. (“D2Fusion”) described in Note 8 below, on April 11, 2007 the Company entered into a loan agreement with D2Fusion to lend $500,000 to D2Fusion on the following terms:

•	$125,000 advanced April 13, 2007;
•	$100,000 advanced June 21, 2007;
•	$100,000 advanced on July 4, 2007;
•	$175,000 to be advanced on or before July 14, 2007;
•	interest payable at the rate of 6% per annum;
•	secured by the assignment of 100% of the shares of D2Fusion; and
•

a repayment term of the sooner of 180 days or completion of the acquisition transaction - in the event that the Company decided not to complete the acquisition, the repayment term was to be extended an additional 180 days.

The Company decided not to proceed with the acquisition of D2Fusion and therefore the repayment term on the loan agreement was extended an additional 180 days from the original due date.

The loan is classified as noncurrent due to uncertainty about the timing of repayment. As of May 31, 2008, the Company had advanced loans in the amount of $344,500 to D2Fusion. These loans may be uncollectible as D2Fusion has suspended operations pending financing.

ENWIN RESOURCES, INC.
(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

May 31, 2008

NOTE 4 - RELATED PARTY TRANSACTIONS

A shareholder and former director of the Company has advances due from the Company of $97,612 at May 31, 2008 (August 31, 2007- $97,612). The advances are non-interest bearing and are due upon demand. The Company has imputed interest at 8% of $5,856 and $6,500 for the nine months ended May 31, 2008 and May 31, 2007, respectively. During the nine months ended May 31, 2008 the company advanced $8,000 and $7,000 to two related parties as short term demand loans. The Company received repayments on these short term demand loans of $8,000 and $3,500 during the quarter ended May 31, 2008.

NOTE 5 - LOANS PAYABLE

Loans payable consist of advances of $100,000 each from two unrelated parties that are unsecured, bear interest at the rate of 12% per annum, and are payable from the proceeds of outside financing as defined in the Agreement with Solar and D2Fusion, which management has concluded is paramount to on demand. Past due amounts are subject to a one-time two percent (2%) late fee and an ongoing interest rate of 14% per annum.

NOTE 6 - CAPITAL STOCK

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

During the year ended August 31, 2007 the Company issued 200,000 shares of common stock for cash proceeds of $50,000. During the nine month period ended May 31, 2008, the Company issued 1,200,000 shares of common stock for cash proceeds of $300,000.

NOTE 7 - RECLASSIFICATION

The Company has reclassified certain items on the statement of operations for the periods ended May 31, 2007 to facilitate comparisons. These reclassifications have no effect on net loss or stockholders’ deficit.

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

Item 2.     Management’s Plan of Operation

This Management’s Plan of Operation and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. All information presented herein is based on the nine month period ended May 31, 2008. Our fiscal year end is August 31.

General

The Company is no longer pursuing the acquisition of D2Fusion, Inc. (“D2Fusion”) and is currently in the process of identifying an alternative business opportunity through merger or acquisition.

On May 31, 2007, the Company entered into the agreement with Solar Energy Limited (“Solar”) and D2Fusion whereby it intended to acquire 100% of the outstanding ownership or right to ownership of D2Fusion (a wholly owned subsidiary of Solar) in exchange for shares of the Company’s common stock and the fulfillment of certain conditions on or before closing. The conditions of this agreement were not met and the intended transaction was abandoned in the second quarter of fiscal 2008.

Plan of Operation

The Company’s plan of operation for the coming year is to identify and acquire or develop a revenue producing business through merger or acquisition. We do not plan to limit our options to any particular industry, but will evaluate each opportunity on its merits.

We have not yet entered into any agreement, nor do we have any commitment or understanding to enter into or become engaged in any transaction, as of the date of this filing.

The Company’s plan of operation will require $100,000 in funding over the next 12 months which funding is not currently available. Should we merge with or acquire a suitable business opportunity within the next 12 months our funding requirements will change.

Results of Operations

During the three and nine month periods ended May 31, 2008, the Company abandoned an agreement to acquire D2Fusion, Inc. and has since resumed the process of identifying a prospective business opportunity for merger or acquisition.

The Company has been funded since inception through private debt or equity placements or by major shareholders in the form of loans. All of the capital raised to date has been allocated for general and administrative costs, exploration expenses, loans and interest expenses.

We do not expect to receive revenues within the next twelve months of operation or ever, since we have yet to acquire a business opportunity, which opportunity if acquired, may or may not produce revenue.

Net Losses

For the period from July 3, 2002, the date of inception, until May 31, 2008, the Company incurred a net loss of $581,124. Net losses for the three month period ended May 31, 2008 were $51,428 as compared to $41,843 for the three months ended May 31, 2007. Net losses for the nine month period ended May 31, 2008 were $204,842 as compared to $99,164 for the nine months ended May 31, 2007. The Company’s net losses are primarily attributable to general and administrative expenses. General and administrative expenses include financing costs, accounting costs, consulting fees, leases, employment costs, professional fees, and costs associated with the preparation of disclosure documentation.

We did not generate any revenues during the current three and nine month periods. The Company expects to continue to incur losses through the fiscal year ended 2008 and, due to the nature of our search for a suitable business opportunity for development, we cannot determine whether we will ever generate revenues from operations.

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carryforward and start up costs that will offset any future operating profit.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past three years.

Capital Expenditures

The Company expended no significant amounts on capital expenditures for the period from inception to May 31, 2008.

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources, and stockholders’ equity.

As of May 31, 2008, the Company had current assets totaling $27,639 and a working capital deficit of $407,110. Our assets consisted of cash on hand of $13, amounts due from related parties of $3,500, and other current assets of $24,126. Current liabilities totaled $434,749, which consisted of accounts payable of $137,137, amounts due to related parties of $97,612, and loans payable of $200,000. Net stockholders’ deficit in the Company was $62,610 at May 31, 2008.

Cash flow used in operating activities was $417,599 for the period from inception to May 31, 2008. Cash flow used in operating activities for the nine month period ended May 31, 2008 was $177,879 as compared to $68,591 in cash flow used in operating activities for the nine month period ended May 31, 2007. The cash flow used in operating activities in the current nine month period was due primarily to net losses.

Cash flows used in investing activities was $354,500 for the period from inception to May 31, 2008. Cash flow used in investing activities for the nine month period ended May 31, 2008 was $107,500 as compared to $125,000 for the nine month period ended May 31, 2007. Cash flow used in investing activities in the current nine month period was the result of loans made to D2Fusion of $107,500.

Cash flow provided by financing activities was $772,112 for the period from inception to May 31, 2008. Cash flow provided by financing activities for the nine month period ended May 31, 2008 was $284,500 as compared to $165,311 for the nine month period ended May 31, 2007. Cash flow provided by financing activities in the current nine month period was due primarily to proceeds from the sale of common stock of $300,000.

The Company’s current assets are insufficient to conduct its intended plan of operation over the next twelve (12) months and it will have to realize debt or equity financing to fund its operations. We have no current commitments or arrangements with respect to funding or immediate sources of funding. Further, no assurances can be given that funding would be available or available to us on acceptable terms. Therefore, our stockholders would be the most likely source of new funding in the form of loans or equity placements though none have made any commitment for future investment and we have no agreement formal or otherwise. Our inability to obtain funding would have a material adverse affect on our plan of operation.

The Company had no formal long term lines or credit or other bank financing arrangements as of May 31st, 2008.

The Company does not expect to pay cash dividends in the foreseeable future.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors.

The Company has no current plans for any significant purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Off Balance Sheet Arrangements

As of May 31, 2008, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

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

Stock-Based Compensation

The Company has adopted SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. We use the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. We have elected the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on September 1, 2005, the first day of our fiscal year 2006. Stock-based compensation expense for awards granted prior to September 1, 2005 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123.

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

In March 2008, the FASB issued SFAS 161 which amends and expands the disclosure requirements of SFAS 133 to provide an enhanced understanding of an entity’s use of derivative instruments, how they are accounted for under SFAS 133 and their effect on the entity’s financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for the period beginning after November 15, 2008. We are currently reviewing the effect, if any, that the adoption of this statement will have on our financial statements.

In May 2008, the FASB issued SFAS 162 which identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). We are currently reviewing the effect, if any, that the adoption of this statement will have on our financial statements.

In May 2008, the FASB issued SFAS 163 which clarifies how SFAS 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. We are currently reviewing the effect, if any, that the adoption of this statement will have on our financial statements.

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

Since our inception in 2002, our operation has resulted in continuing losses and an accumulated deficit of $376,282 at August 31, 2007, which increased to $581,124 at May 31, 2008. We expect to incur losses as long as we remain active in our search for a suitable business opportunity and may continue to incur losses even in the event that we acquire a suitable business opportunity. Our only expectation of overcoming future losses is dependent on our ability to acquire or develop a revenue producing business, which eventuality can in no way be assured.

The Company’s limited financial resources cast severe doubt on our ability to acquire or develop a revenue producing business.

Our future operation is dependent on our ability to acquire or develop a revenue producing business. However, the prospect of such an acquisition is doubtful due to the Company’s limited financial resources which limitation may act as a deterrent in future negotiations with prospective acquisition, merger or development candidates. Should we be unable to improve our financial condition through debt or equity offerings our ability to acquire or develop a revenue producing business will be severely limited to the extent that the Company will, in all likelihood, be forced to cease operations.

The Company remains dependent on financing arrangements to continue operations.

Since inception our continued operation has been dependent on funding provided through private debt or equity placements or by major shareholders in the form of loans. We expect that the Company’s dependence on funding to maintain operations will continue until such future time when a revenue producing business can sustain its operating requirements. Despite this dependence, the Company has no commitments in place for additional funding.

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

Our internal controls over financial reporting may be considered ineffective, which could result in a loss of investor confidence in our financial reports and in turn have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 we are required to furnish a report by our management on our internal controls over financial reporting. Such report must contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. If we are unable to assert that our internal controls are effective, our investors could lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

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

Going Concern

The Company’s auditors have noted substantial doubt as to the Company’s ability to continue as a going concern as a result of an accumulated deficit of $376,282 as of August 31, 2007, which increased to $581,124 as of May 31, 2008. The Company’s ability to continue as a going concern is subject to the ability of the Company to realize a profit and /or obtain funding from outside sources. Management’s plan to address the Company’s ability to continue as a going concern includes: (i) obtaining funding from private placement sources; (ii) obtaining additional funding from the sale of the Company’s securities; (iii) establishing revenues from prospective business opportunities; and (iv) obtaining loans and grants from various financial institutions where possible. Although management believes that it will be able to obtain the necessary funding to allow the Company to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 3A(T)     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this report on Form 10-QSB, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms.

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended May 31, 2008, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized. In accordance with the requirements of the Securities Exchange Act this 21st day of July, 2008.

ENWIN RESOURCES, INC.

/s/ Nora Coccaro

Nora Coccaro

Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, and Director

INDEX TO EXHIBITS

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