Form 10-K
period 2008-08-31
ENWIN RESOURCES INC
filed 2009-01-15
CIK 1195584

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark one)

☑     Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the fiscal year ended August 31, 2008.

☐     Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the transition period from       to      .

Commission file number: 000-51713

ENWIN RESOURCES, INC

(Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation or Organization)	98-0379370 (I.R.S. Employer Identification No.)

Seestrasse 8, Zollikon, CH-8702, Switzerland

(Address of Principal Executive Offices) (Zip Code)

41 44 202 0080

(Issuer’s Telephone Number, Including Area Code)

Securities registered under Section 12(b) of the Exchange Act: none.
Securities registered under Section 12(g) of the Exchange Act: common stock (title of class), $0.001 par value.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act of 1933: Yes ☐ No ☑.
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act: Yes ☐ No ☑.

Indicate by check mark whether the registrant: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☑ No ☐.

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company as defined by Rule 12b-2 of the Exchange Act: smaller reporting company ☑.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☑ No ☐.

The aggregate market value of the registrant's common stock, $0.001 par value, held by non-affiliates (13,900,000 shares) was approximately $486,500 based on the average closing bid and asked prices ($0.035) for the common stock on January 14, 2009.
On January 14, 2009, the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 43,900,000.

PART I

ITEM 1.           BUSINESS

As used herein the terms “Company,” “we,” “our,” “us,” “it,” and “its” refer to Enwin Resources, Inc., a Nevada corporation, unless the context indicates otherwise.

Corporate History

During the period from inception on July 3, 2002 until February 22, 2007 the Company was engaged in the exploration of mineral properties pursuant to an option agreement with Cadre Capital to acquire a 100% interest in a mineral property in British Columbia, Canada. The results of our exploration efforts proved disappointing and we terminated the option to acquire the claims and ceased any further exploration efforts in the second quarter of fiscal 2007.

On May 31, 2007 the Company entered into the agreement with Solar Energy Limited (“Solar”) and D2Fusion, Inc. (“D2Fusion,” a wholly owned subsidiary of Solar) whereby the Company intended to acquire 100% of the outstanding ownership of D2Fusion in exchange for shares of the Company’s common stock and the fulfillment of certain conditions. The conditions of this agreement were not met and the intended transaction was abandoned in the second quarter of fiscal 2008.

Since the abandonment of the agreement with Solar we have had limited operations. Our sole officer and director devotes limited time and attention to the affairs of the Company.

The Company’s principal place of business is located at Seestrasse 8, Zollikon, CH-8702, Switzerland, and our telephone number is 41 44 202 0080.

Our registered statutory office is located at the Nevada Agency and Trust Co., 50 West Liberty Street, Suite 880, Reno, Nevada, 89501.

The Company’s shares are quoted on the Over the Counter Bulletin Board under the symbol ENWN.

The Company

The Company is in the process of considering business opportunities for merger or acquisition that might create value for its shareholders.

Selection of a Business

Management has adopted a conservative policy of seeking opportunities that it considers to be of exceptional quality. Therefore, we may have to wait some time before consummating a suitable transaction. Management recognizes that the higher the standards it imposes upon us, the greater may be its competitive disadvantage when vying with other acquiring interests or entities.

The Company does not intend to restrict its consideration to any particular business or industry segment, though management intends to continue its focus on opportunities related to natural resources. Due to our lack of financial resources, the scope and number of suitable business ventures is limited. We are therefore most likely to participate in a single business venture. Accordingly, the Company will not be able to diversify and will be limited to one merger or acquisition. The lack of diversification will prevent us from offsetting losses from one business opportunity against profits from another.

The decision to participate in a specific business opportunity will be made upon management’s analysis of the quality of the opportunity’s management and personnel, the anticipated acceptability of products or marketing concepts, the merit of technological changes and numerous other factors which are difficult, if not impossible, to analyze through the application of any objective criteria. Further, it is anticipated that the historical operations of a specific venture may not necessarily be indicative of the potential for the future because of the necessity to substantially shift a marketing approach, expand operations, change product emphasis, change or substantially augment management, or make other changes. The Company will be partially dependent upon the management of any given business opportunity to identify such problems and to implement, or be primarily responsible for the implementation of required changes.

Since we may participate in a business opportunity with a newly organized business or with a business which is entering a new phase of growth, it should be emphasized that the Company may incur risk due to the failure of the target’s management to have proven its abilities or effectiveness, or the failure to establish a market for the target’s products or services, or the failure to realize profits.

The Company will not acquire or merge with any company for which audited financial statements cannot be obtained. Management anticipates that any opportunity in which we participate will present certain risks. Many of these risks cannot be adequately identified prior to selection of a specific opportunity. Our shareholders must therefore depend on the ability of management to identify and evaluate such risks. Further, in the case of some of the opportunities available to us, it may be anticipated that some of such opportunities are yet to develop as going concerns or that some of such opportunities are in the development stage in that same have not generated significant revenues from principal business activities prior to our participation.

Acquisition of Business

Implementation of a structure for any particular business acquisition may involve a merger, consolidation, reorganization, joint venture, franchise or licensing agreement with another corporation or entity. The Company may also purchase stock or assets of an existing business. On the completion of a transaction, it is possible that present management and shareholders of the Company would not remain in control of the Company. Further, our sole officer and director may, as part of the terms of any transaction, resign, to be replaced by new officers and directors without a vote of our shareholders.

We anticipate that any securities issued in any such reorganization would be issued in reliance on exemptions from registration under applicable federal and state securities laws. However, in certain circumstances, as a negotiated element of any transaction, the Company may agree to register securities either at the time a transaction is consummated, under certain conditions, or at a specified time thereafter. The issuance of substantial additional securities and their potential sale into any trading market may have a depressive effect on such market.

While the actual terms of a transaction to which the Company may be a party cannot be predicted, it may be expected that the parties to a business transaction will find it desirable to avoid the creation of a taxable event and thereby structure the acquisition in a so called “tax-free” reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the “Code”). In order to obtain tax-free treatment under the Code, it may be necessary for the owners of the acquired business to own 80% or more of the voting stock of the surviving entity. In such event, our shareholders would retain less than 20% of the issued and outstanding shares of the surviving entity, which could result in significant dilution in the equity of such shareholders.

Our due diligence process will require that management meet personally with the personnel involved in any given transaction, visit and inspect material facilities, obtain independent analysis or verification of the information provided, check references for management and key persons, and take other reasonable investigative measures, to the extent of our limited financial resources and management expertise.

The manner in which we participate in an opportunity will depend on the nature of the opportunity, the respective needs and desires of the Company and other parties, the management of the opportunity, and the our relative negotiating strengths. Negotiations that involve mergers or acquisitions will focus on the percentage of the Company that the target company shareholders would acquire in exchange for their shareholdings in the target company. Depending upon, among other things, the target company’s assets and liabilities, our shareholders will in all likelihood hold a lesser percentage ownership interest in the Company following any merger or acquisition. The percentage ownership may be subject to significant reduction in the event the Company acquires a target company with substantial assets. Any merger or acquisition effected by the Company can be expected to have a significant dilutive effect on the percentage of shares held by our current shareholders.

Operation of Business after Acquisition

The Company’s operation following its merger or acquisition of a business will be dependent on the nature of the business and the interest acquired. We are unable to determine at this time whether the Company will be in control of the business or whether present management will be in control of the Company following the acquisition. We may expect that any future business will present various challenges that cannot be predicted at the present time.

Competition

We will be involved in intense competition with other business entities to obtain a suitable business opportunity many of which competitors will have a considerable edge over us by virtue of their stronger financial resources and prior experience in business.

Marketability

As we currently are not involved in selling products or services, there can be no assurance that we will be successful in marketing any such products or services or whether a market will develop.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements and Labor Contracts

We currently have no patents, trademarks, licenses, franchises, concessions, royalty agreements or labor contracts.

Governmental and Environmental Regulation

The Company cannot anticipate the government regulations, if any, to which it may be subject until it has acquired an interest in a business. The use of assets to conduct a business that the Company may acquire could subject it to environmental, public health and safety, land use, trade, or other governmental regulations and state or local taxation. Our selection of a business in which to acquire an interest will include an effort to ascertain, to the extent of the limited resources of the Company, the effects of any government regulation on the prospective business of the Company. However, in certain circumstances, such as the acquisition of an interest in a new or start-up business activity, it may not be possible to predict with any degree of accuracy the impact of government regulation.

Research and Development

We spent no amounts on research and development activities during either of the last two fiscal years.

Employees

The Company is a development stage company and currently has no employees. Kurt Dalmata, our sole officer and director, manages the Company. We look to Mr. Dalmata for his entrepreneurial skills and talents. Management uses consultants, attorneys and accountants as necessary and does not plan to engage any full-time employees in the near future.

Reports to Security Holders

The Company’s annual report contains audited financial statements. We are not required to deliver an annual report to security holders and will not automatically deliver a copy of the annual report to our security holders unless a request is made for such delivery. We file all of our required reports and other information with the Securities and Exchange Commission (the “Commission”). The public may read and copy any materials that are filed by the Company with the Commission at the Commission’s Public Reference Room at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at (800) SEC-0330. The statements and forms filed by us with the Commission have also been filed electronically and are available for viewing or copy on the Commission maintained Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the Commission. The Internet address for this site can be found at http://www.sec.gov.

ITEM 1A.     RISK FACTORS

The Company’s operations and securities are subject to a number of risks. Below we have identified and discussed the material risks that we are likely to face. Should any of the following risks occur, they will adversely affect our business, financial condition, and/or results of operations as well as the future trading price and/or the value of our securities.

We have a history of significant operating losses and such losses may continue in the future.

Since our inception in 2002, our operation has resulted in continuing losses and an accumulated deficit of $1,008,825 at August 31, 2008. We expect to incur losses as long as we remain active in our search for a suitable business opportunity and may continue to incur losses even in the event that we acquire a suitable business opportunity. Our only expectation of overcoming future losses is dependent on our ability to acquire or develop a revenue producing business, which eventuality can in no way be assured.

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

The Company does not pay cash dividends.

The Company does not pay cash dividends. We have not paid any cash dividends since inception and have no intention of paying any cash dividends in the foreseeable future. Any future dividends would be at the discretion of our board of directors and would depend on, among other things, future earnings, our operating and financial condition, our capital requirements, and general business conditions. Therefore, shareholders should not expect any type of cash flow from their investment.

We incur significant expenses as a result of being quoted on the Over the Counter Bulletin Board, which may negatively impact our financial performance.

We incur significant legal, accounting and other expenses as a result of being listed on the Over the Counter Bulletin Board. The Sarbanes-Oxley Act of 2002, as well as related rules implemented by the Commission, has required changes in corporate governance practices of public companies. Our compliance with these laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002, as discussed in the following risk factor, has increased our expenses, including our legal and accounting costs, and has made some activities more time-consuming and costly. As a result, there has been an increase in legal, accounting and certain other expenses, which has negatively impacted our financial performance and may have a material adverse effect on our results of operations and financial condition.

Our internal controls over financial reporting are not considered effective, which may result in a loss of investor confidence in our financial reports and in turn have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 we are required to furnish a report by our management on our internal controls over financial reporting. Such report must contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. As we have been unable assert that our internal controls are fully effective at this time, investors may lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

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

ITEM 1B.     UNRESOLVED STAFF COMMENTS

Not applicable.

ITEM 2.      DESCRIPTION OF PROPERTY

The Company currently maintains its offices at Seestrasse 8, Zollikon, CH-8702, Switzerland. The Company pays no rent for the use of this address. The Company does not believe that it will need to maintain an office at any time in the foreseeable future in order to carry out the plan of operation described herein.

ITEM 3.      LEGAL PROCEEDINGS

The Company is currently not a party to any pending legal proceedings.

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of the period covered by this report.

PART II

ITEM 5.     MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

The Company’s common stock is quoted on the Over the Counter Bulletin Board, a service maintained by the National Association of Securities Dealers, Inc. under the symbol “ENWN”. Trading in the common stock in the over-the-counter market has been limited and sporadic and the quotations set forth below are not necessarily indicative of actual market conditions. Further, these prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. The following table sets forth for the periods indicated the high and low bid prices for the common stock as reported each quarterly period since the commencement of trading on June 5, 2007.

Bid Prices since the Commencement of Trading
Year	Quarter Ended	High	Low
2008	August 31	$1.10	$0.39
	May 31	$0.40	$0.35
	February 29	$0.90	$0.25
2007	November 30	$1.70	$0.90
	August 31	$2.70	$1.70

Capital Stock

The following is a summary of the material terms of the Company’s capital stock. This summary is subject to and qualified by our articles of incorporation and bylaws.

Common Stock

As of January 14, 2009 there are 39 shareholders of record holding a total of 43,900,000 shares of common stock. However, the board of directors believes that the number of beneficial owners is substantially greater than the number of record holders because a portion of the Company’s outstanding common stock is held in broker “street names” for the benefit of individual investors.

The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no preemptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Preferred Stock

None.

Warrants

None outstanding.

Stock Options

None.

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

Transfer Agent and Registrar

The Company’s transfer agent and registrar is Empire Stock Transfer Inc., located at 2470 Saint Rose Parkway, Suite 304, Henderson, Nevada, 89074. Their phone number is (702) 818-5898.

Purchases of Equity Securities made by the Issuer and Affiliated Purchasers

None.

Recent Sales of Unregistered Securities

None.

ITEM 6.     SELECTED FINANCIAL DATA

Not required.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management's Discussion and Analysis of Financial Condition and Results of Operations and other parts of this report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include, but are not limited to, those discussed in the subsections entitled “Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition” below and the subsection entitled “Risk Factors” above. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. All information presented herein is based on our fiscal year ended August 31, 2008.

Discussion and Analysis

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

The Company’s plan of operation will require $100,000 in funding over the next twelve months which funding is not currently available. Should we merge with or acquire a suitable business opportunity within the next twelve months our funding requirements will change.

Results of Operations

During the year ended August 31, 2008, the Company abandoned an agreement to acquire D2Fusion, Inc., and has since resumed the process of identifying a prospective business opportunity for merger or acquisition.

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

Net Losses

For the period from July 3, 2002, date of inception, until August 31, 2008, the Company incurred a net loss of $1,008,825. Net losses for the year ended August 31, 2008 were $632,543 as compared to $181,520 for the year ended August 31, 2007. The Company’s net losses are primarily attributable to operating expenses. Operating expenses include professional and consulting fees, impairments, compensation costs, exploration costs, travel, and costs associated with the preparation of disclosure documentation. The increase in net losses over the comparative periods can be attributed to an increase in operation expenses, primarily with the realization of an impairment totaling $368,793 in the current period. This impairment is on loans provided to D2 Fusion pursuant to a loan agreement. There was a slight decrease in the net interest expenses over the comparative periods. We did not generate any revenues during this period.

The Company expects to continue to incur losses through the fiscal year ended 2009.

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carryforward and start up costs that will offset any future operating profit.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past three years.

Capital Expenditures

The Company expended no significant amounts on capital expenditures for the period from inception to August 31, 2008.

Liquidity and Capital Resources

As of August 31, 2008, the Company had current assets totaling $5,040 and a working capital deficit of $484,422. Current assets consisted of cash on hand of $40 and other current assets of $5,000. Net stockholders' deficit in the Company was $484,422 at August 31, 2008. The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and stockholders’ equity.

Cash flow used in operating activities was $431,572 for the period from inception to August 31, 2008. Cash flow used in operating activities for the year ended August 31, 2008 was $191,852 as compared to $87,013 in cash flow used in operating activities for the year ended August 31, 2007. The cash flow used in operating activities in the current year was due primarily to an increase in net losses from the impairment of the D2 Fusion loans.

Cash flow provided by financing activities was $786,112 for the period from inception to August 31, 2008. Cash flow provided by financing activities for the year ended August 31, 2008 was $298,500 as compared to $227,311 for the year ended August 31, 2007. Cash flow provided by financing activities in the current year was the result of proceeds from the sale of common stock of $300,000 and the net payment of $1,500 on loans payable.

Cash flows used in investing activities was $354,500 for the period from inception to August 31, 2008. Cash flow used in investing activities for the year ended August 31, 2008 was $107,500 as compared to $237,000 for the year ended August 31, 2007. Cash flow used in investing activities in the current year was the result of a loan made to D2Fusion of $107,500.

The Company’s current assets are insufficient to conduct its plan of operation over the next twelve months and it will have to realize debt or equity financing to fund operations. The Company has no current commitments or arrangements with respect to, or immediate sources of funding. Further, no assurances can be given that funding, if needed, would be available or available to the Company on acceptable terms. Therefore, the Company’s stockholders would be the most likely source of new funding in the form of loans or equity placements though none have made any commitment for future investment and we have no agreement formal or otherwise. The Company’s inability to obtain funding would have a material adverse affect on its plan of operation.

The Company had no formal long term lines or credit or other bank financing arrangements as of August 31, 2008.

The Company does not expect to pay cash dividends in the foreseeable future.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors.

The Company has no current plans for any significant purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Off Balance Sheet Arrangements

As of August 31, 2008, we have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled “Results of Operations” and “Description of Business,” with the exception of historical facts, are forward looking statements. A safe-harbor provision may not be applicable to the forward looking statements made in this current report. Forward looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

•	our anticipated financial performance and business plan;

•	the sufficiency of existing capital resources;

•	our ability to raise additional capital to fund cash requirements for future operations;

•	uncertainties related to the Company’s future business prospects;

•	the ability of the Company to generate revenues to fund future operations;

•	the volatility of the stock market and; and

•	general economic conditions.

We wish to caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated, including the factors set forth in the section entitled “Risk Factors” included elsewhere in this report. We also wish to advise readers not to place any undue reliance on the forward looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other that is required by law.

Critical Accounting Policies

In the notes to the audited financial statements for the year ended August 31, 2008 included in this Form 10-K, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and our financial position. The Company believes that the accounting principles utilized by us conform to accounting principles generally accepted in the United States of America.

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

We account for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force (“EITF” ) in Issue No. 96-18. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has issued Statement of Financial Accounting Standards (“SFAS”) No. 163, Accounting for Financial Guarantee Insurance Contracts. SFAS No. 163 clarifies how SFAS No. 60, Accounting and Reporting by Insurance Enterprises, applies to financial guarantee insurance contracts issued by insurance enterprises, and addresses the recognition and measurement of premium revenue and claim liabilities. It requires expanded disclosures about contracts, and recognition of claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations, and (b) the insurance enterprise's surveillance or watch list. The Company does not believe the adoption of SFAS No. 163 will have an impact on its financial statements.

In May 2008, FASB issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants.”

Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt FSP APB 14-1 beginning in the first quarter of 2009, and this standard must be applied on a retrospective basis. We are evaluating the impact the adoption of FSP APB 14-1 will have on our financial position and results of operations.

On May 8, 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, which will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. With the issuance of SFAS No. 162, the GAAP hierarchy for nongovernmental entities will move from auditing literature to accounting literature. The adoption of SFAS No. 162 did not have an impact on the Company’s financial statements.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. We are currently evaluating the impact, if any, that FSP 142-3 will have on our financial statements.

In March 2008, FASB issued SFAS 161 which amends and expands the disclosure requirements of SFAS 133 to provide an enhanced understanding of an entity’s use of derivative instruments, how they are accounted for under SFAS 133 and their effect on the entity’s financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for the period beginning after November 15, 2008. The Company does not believe the adoption of SFAS No. 161 will have an impact on its financial statements.

Going Concern

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses noted above, in their report on the annual financial statements for the year ended August 31, 2008 our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

The Company’s ability to continue as a going concern is subject to our ability to realize a profit and /or obtain funding from outside sources. Management’s plan to address our ability to continue as a going concern, include: (i) obtaining funding from private placement sources; (ii) obtaining additional funding from the sale of the Company’s securities; and (iii) obtaining loans and grants from various financial institutions, where possible. Although management believes that we will be able to obtain the necessary funding to allow us to remain a going concern through the methods discussed above, there can be no assurances that such methods will prove successful.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s audited financial statements for the fiscal year ended August 31, 2008, are attached hereto as pages F-1 through F-15.

Enwin Resources, Inc.

(A Development Stage Company)

Index to Financial Statements

Report of Independent Registered Public Accounting Firm     F-2

Report of Independent Registered Public Accounting Firm     F-3

Balance Sheets                                                                   F-4

Statements of Operations                                                     F-5

Statement of Stockholders’ Equity (Deficit)                           F-6

Statements of Cash Flows                                                    F-7

Notes to the Financial Statements                                         F-8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors
Enwin Resources, Inc.
Zollikon, Switzerland

We have audited the accompanying balance sheet of Enwin Resources, Inc. as of August 31, 2008, and the related statements of operations, stockholders’ equity and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of Enwin Resources, Inc. as of August 31, 2007 were audited by other auditors whose report dated November 30, 2007, expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, audits of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enwin Resources, Inc. as of August 31, 2008, and the results of their operations, cash flows and changes in stockholders’ deficit for the year then ended and for the cumulative period from inception to August 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has no current source of revenue and suffered losses from operations since inception that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Chisholm Bierwolf & Nilson, LLC

Chisholm Bierwolf & Nilson, LLC
Bountiful, Utah
January 14, 2009

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Enwin Resources, Inc.

(A Development Stage Company)
Vancouver BC, Canada

We have audited the accompanying balance sheet of Enwin Resources, Inc. as of August 31, 2007, and the related statements of operations, stockholders' deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Enwin Resources, Inc. as of August 31, 2007, and the results of its operations and its cash flows for the year ended August 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ LBB & Associates Ltd., LLP

LBB & Associates Ltd., LLP
Houston, Texas
November 30, 2007

ENWIN RESOURCES INC. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS

	August 31,	August 31,
	2008	2007

ASSETS

Current assets
Cash and cash equivalents	$ 40	$ 892
Other current assets	5,000	8,933

Total current assets	5,040	9,825

Loan receivable	-	237,000

TOTAL ASSETS	$ 5,040	$ 246,825

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$ 181,350	$ 100,837
Amounts due to related parties	97,612	97,612
Loans payable	210,500	212,000

Total current liabilities	489,462	410,449

TOTAL LIABILITIES	489,462	410,449

Commitments and contingencies
Stockholders' deficit
Common stock
1,000,000,000 common shares authorized at $0.001 par value; 43,900,000 common shares issued and outstanding (August 31, 2007 - 42,700,000)
	43,900	42,700
Additional paid-in capital	480,503	169,958
Deficit accumulated during the development stage	(1,008,825)	(376,282)

Total stockholders' deficit	(484,422)	(163,624)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 5,040	$ 246,825

The accompanying notes are an integral part of these financial statements.

ENWIN RESOURCES INC. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS

			July 3, 2002
			(Inception)
	Year Ended	Year Ended	through
	August 31,	August 31,	August 31,
	2008	2007	2008

Sales	$ -	$ -	$ -
Cost of sales	-	-	-

Gross profit	-	-	-

Operating expenses
Professional and consulting	142,878	108,076	328,746
Impairment	368,793	-	378,793
Compensation	44,437	29,000	91,937
Exploration costs	-	-	42,022
Travel	25,908	19,605	45,513
Other	39,725	11,856	71,824
Total operating expenses	621,741	168,536	958,835

Operating loss	(621,741)	(168,536)	(958,835)

Interest income	21,007	4,403	25,409
Interest expense	(31,809)	(17,386)	(75,400)

Loss before income taxes	(632,543)	(181,520)	(1,008,825)

Provision for income taxes	-	-	-

Net loss	$ (632,543)	$ (181,520)	$ (1,008,825)

Loss per share - basic and diluted	$ (0.01)	$ (0.00)

Weighted average number of common shares outstanding	43,801,370	42,540,548

The accompanying notes are an integral part of these financial statements.

ENWIN RESOURCES INC. (A DEVELOPMENT STAGE COMPANY) ST ATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) FROM INCEPTION JULY 3, 2002 THROUGH AUGUST 31, 2008

				107
			Additional Paid-in Capital	Deficit accumulated during the development stage	Total Stockholders' Equity
	Common Stock
	Shares*	Amount

Issuance of common stock for cash to founders	30,000,000	$ 30,000	$ (27,000)	$ -	$ 3,000
Net loss				(22,518)	(22,518)
Balance August 31, 2002	30,000,000	30,000	(27,000)	(22,518)	(19,518)
Imputed Interest			3,253		3,253
Net loss				(30,733)	(30,733)
Balance August 31, 2003	30,000,000	30,000	(23,747)	(53,251)	(46,998)
Imputed Interest			5,184		5,184
Net loss				(32,407)	(32,407)
Balance August 31, 2004	30,000,000	30,000	(18,563)	(85,658)	(74,221)
Imputed Interest			7,384		7,384
Net loss				(43,034)	(43,034)
Balance August 31, 2005	30,000,000	30,000	(11,179)	(128,692)	(109,871)
Issuance of common stock for cash to founders	12,500,000	12,500	112,500		125,000
Imputed Interest			10,384		10,384
Net loss				(66,070)	(66,070)
Balance August 31, 2006	42,500,000	42,500	111,705	(194,762)	(40,557)
Issuance of common stock for cash	200,000	200	49,800	-	50,000
Imputed Interest	-	-	8,453	-	8,453
Net loss	-	-	-	(181,520)	(181,520)
Balance August 31, 2007	42,700,000	42,700	169,958	(376,282)	(163,624)
Issuance of common stock for cash	1,200,000	1,200	298,800	-	300,000
Compensation exp for warrants issued			3,937		3,937
Imputed Interest	-	-	7,808	-	7,808
Net loss	-	-	-	(632,543)	(632,543)
Balance August 31, 2008	43,900,000	$ 43,900	$ 480,503	$ (1,008,825)	$ (484,422)

*The common stock issued has been retroactively restated to reflect a forward stock split of 10 new shares for 1 old share effective May 16, 2007.

The accompanying notes are an integral part of these financial statements.

ENWIN RESOURCES INC. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS

				July 3, 2002
				(Inception)
		Year Ended	Year Ended	through
		August 31,	August 31,	August 31,
		2008	2007	2008

Cash flows from operating activities
Net loss		$ (632,543)	$ (181,520)	$ (1,008,825)

Adjustments to reconcile net loss to net cash used in operations:
Imputed interest on stockholder advances		7,808	8,453	42,466
Impairment		368,793	-	378,793
Compensation expenses		3,937	-	3,937
Changes in:
Other current assets		3,933	(8,933)	(5,000)
Accounts payable and accrued liabilities		56,220	94,987	157,057

Net cash used in operating activities		(191,852)	(87,013)	(431,572)

Cash flows from investing activities
Payment on option to acquire mining interest in property		-	-	(10,000)
Loan receivable principal advance		(107,500)	(237,000)	(344,500)

Net cash used in investing activities		(107,500)	(237,000)	(354,500)

Cash flows from financing activities
Proceeds from the sale of common stock		300,000	50,000	478,000
Shareholder advances		-	-	132,301
Repayments on shareholder advance		-	(34,689)	(34,689)
Proceeds from loans payable		18,000	212,000	230,000
Payments made on loans payable		(19,500)	-	(19,500)

Net cash provided by financing activities		298,500	227,311	786,112

Increase (decrease) in cash and cash equivalents		(852)	(96,702)	40

Cash and cash equivalents, beginning of period		892	97,594	-

Cash and cash equivalents, end of period		$ 40	$ 892	$ 40
target	t
Supplementary information
Interest paid		$ -	$ -	$ -
Taxes Paid		$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements.

ENWIN RESOURCES, INC.
(A Development Stage Company)

NOTES TO AUDITED FINANCIAL STATEMENTS

August 31, 2008 and 2007

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES

Nature of Business

Enwin Resources, Inc. (“Company”) was incorporated in Nevada on July 3, 2002. The Company is seeking alternative business opportunities and has no current source of revenue.

Development Stage Company

The Company is considered a 'Development Stage Company' as defined in SFAS 7, “Accounting and Reporting by Development Stage Enterprises.” Therefore, cumulative amounts are reported on the statements of operations, stockholders' deficit, and cash flows.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the balance sheet. Actual results could differ from those estimates.

Cash and cash equivalents

The Company considers all highly liquid instruments with a stated maturity of three months or less to be cash and cash equivalents. As of August 31, 2008, cash consists of balances held with financial institutions. Cash is deposited in institutions that are generally federally insured in limited amounts.

Fair value of financial instruments

The carrying values of financial instruments such as cash, accounts payable and accrued liabilities, and shareholder loans approximate their fair values due to the short settlement period for these instruments.

Concentration of credit risk

The financial instrument which potentially subjects the Company to concentration of credit risk is cash. The Company maintains cash in bank accounts that, at times, may exceed federally insured limits. As of August 31, 2008, the Company does not exceed the federally insured limit. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant risks on its cash in bank accounts.

Loans Receivable

Loans receivable are reported at net realizable value. This value includes an allowance for estimated uncollectible receivables of $344,500 and $0 at August 31, 2008 and 2007, respectively. The allowance for estimated uncollectible receivables is based on the amount and status of receivable accounts, contractual terms of the receivables and the company's history of collections. The Company’s loan receivable is with a single party and potentially subject us to a concentration of credit risk. Interest Income from loans receivable is recognized when earned in accordance with the terms of the note agreement.

ENWIN RESOURCES, INC.
(A Development Stage Company)

NOTES TO AUDITED FINANCIAL STATEMENTS

August 31, 2008 and 2007

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES - Continued

Basic Loss Per Share

The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share. SFAS No. 128 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net loss available to common shareholders (numerators) by the weighted average number of shares outstanding (denominator) during the period. Diluted EPS gives effect to all potentially dilutive common shares outstanding during the period using the treasury stock method and convertible preferred stock using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all potentially dilutive shares if their effect is anti-dilutive. The Company had no common stock equivalents outstanding at August 31, 2008 and 2007.

	For the Year Ended	For the Year Ended
	August 31, 2008	August 31, 2007
Basic Earnings per share:
Income (Loss) (numerator)	$ (632,543)	$ (181,520)
Shares (denominator)	43,801,370	42,540,548
Per Share Amount	$ (0.01)	$ (0.00)

Fully Diluted Earnings per share:
Income (Loss) (numerator)	$ (632,543)	$ (181,520)
Shares (denominator)	43,801,370	42,540,548
Per Share Amount	$ (0.01)	$ (0.00)

Income taxes

Income taxes are computed using the asset and liability method in accordance with SFAS No. 109 “Accounting for Income Taxes”. Under the asset and liability method, deferred income tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the currently enacted tax rates and laws. A valuation allowance is provided for the amount of deferred tax assets that, based on available evidence, are not expected to be realized.

ENWIN RESOURCES, INC.
(A Development Stage Company)

NOTES TO AUDITED FINANCIAL STATEMENTS

August 31, 2008 and 2007

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES - Continued

Recent Accounting Pronouncements

The Financial Accounting Standards Board (“FASB”) has issued Statement of Financial Accounting Standards (“SFAS”) No. 163, Accounting for Financial Guarantee Insurance Contracts. SFAS No. 163 clarifies how SFAS No. 60, Accounting and Reporting by Insurance Enterprises, applies to financial guarantee insurance contracts issued by insurance enterprises, and addresses the recognition and measurement of premium revenue and claim liabilities. It requires expanded disclosures about contracts, and recognition of claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also requires disclosure about (a) the risk-management activities used by an insurance enterprise to evaluate credit deterioration in its insured financial obligations, and (b) the insurance enterprise's surveillance or watch list. The Company does not believe the adoption of SFAS No. 163 will have an impact on its financial statements.

In May 2008, FASB issued FASB Staff Position (“FSP”) APB 14-1, “Accounting for Convertible Debt Instruments That May Be Settled in Cash upon Conversion (Including Partial Cash Settlement)” (“FSP APB 14-1”). FSP APB 14-1 clarifies that convertible debt instruments that may be settled in cash upon either mandatory or optional conversion (including partial cash settlement) are not addressed by paragraph 12 of APB Opinion No. 14, “Accounting for Convertible Debt and Debt issued with Stock Purchase Warrants.”

Additionally, FSP APB 14-1 specifies that issuers of such instruments should separately account for the liability and equity components in a manner that will reflect the entity’s nonconvertible debt borrowing rate when interest cost is recognized in subsequent periods. FSP APB 14-1 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. We will adopt FSP APB 14-1 beginning in the first quarter of 2009, and this standard must be applied on a retrospective basis. We are evaluating the impact the adoption of FSP APB 14-1 will have on our financial position and results of operations.

On May 8, 2008, FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, which will provide framework for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (GAAP) for nongovernmental entities. With the issuance of SFAS No. 162, the GAAP hierarchy for nongovernmental entities will move from auditing literature to accounting literature. The adoption of SFAS No. 162 did not have an impact on the Company’s financial statements.

In April 2008, the FASB issued FSP No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP 142-3”). FSP 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB Statement No. 142, “Goodwill and Other Intangible Assets”. This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. We are currently evaluating the impact, if any, that FSP 142-3 will have on our financial statements.

ENWIN RESOURCES, INC.
(A Development Stage Company)

NOTES TO AUDITED FINANCIAL STATEMENTS

August 31, 2008 and 2007

NOTE 1 - SUMMARY OF ACCOUNTING POLICIES - Continued

Recent Accounting Pronouncements - Continued

In March 2008, FASB issued SFAS 161 which amends and expands the disclosure requirements of SFAS 133 to provide an enhanced understanding of an entity’s use of derivative instruments, how they are accounted for under SFAS 133 and their effect on the entity’s financial position, financial performance and cash flows. The provisions of SFAS 161 are effective for the period beginning after November 15, 2008. The Company does not believe the adoption of SFAS No. 161 will have an impact on its financial statements.

NOTE 2 - BASIS OF PRESENTATION

The accompanying audited annual financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein.

NOTE 3 - GOING CONCERN

The Company has recurring losses and has a deficit accumulated during the development stage of $1,008,825 as of August 31, 2008. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has no current source of revenue. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The Company’s management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, revenues from the development of business opportunities, if found. The Company’s ability to continue as a going concern is dependent on these additional cash financings, and ultimately, upon achieving profitable operations. These factors, among others raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

ENWIN RESOURCES, INC.
(A Development Stage Company)

NOTES TO AUDITED FINANCIAL STATEMENTS

August 31, 2008 and 2007

NOTE 4 – LOAN RECEIVABLE

In association with the Securities Exchange Agreement and Plan of Exchange (the “Agreement”) with Solar Energy Limited (“Solar”) and D2Fusion, Inc. (“D2Fusion”), on April 11, 2007 the Company entered into a loan agreement with D2Fusion to lend $500,000 to D2Fusion on the following terms:

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

The Company did not follow all of the terms outlined above. As of August 31, 2008, the Company had advanced $344,500 to D2Fusion and accrued $24,293 in unpaid interest. The agreement to complete the transaction has since been abandoned and these loans receivable from D2Fusion are now in default.

Due to the uncertainty associated with the satisfaction of amounts owed by D2Fusion, management has decided to impair the value of these loans and interest as of August 31, 2008.

NOTE 5 – RELATED PARTY TRANSACTIONS

A shareholder and former director of the Company has advances due from the Company of $97,612 at August 31, 2008 and 2007. The advances are non-interest bearing and are due upon demand. The Company has imputed interest at 8% of $7,808 and $8,453 for the years ended August 31, 2008 and 2007, respectively. During the year ended August 31, 2008 and 2007 the executive officer has received compensation in the amount of $40,500 and $29,000, respectively.

NOTE 6 – LOANS PAYABLE

Loans payable consist of advances of $100,000 each from two unrelated parties and are unsecured, bear interest at the rate of 12% per annum, and are payable from the proceeds of outside financing as defined in the agreement, which management has concluded is paramount to on demand. Past due amounts are subject to a one time two percent (2%) late fee and an ongoing interest rate of 14% per annum. Other loans of $10,500 from unrelated parties were received during the period and are unsecured, bearing no interest and are payable on demand. The accrued interest as of August 31, 2008 and 2007 are $32,933 and $8,933. As of August 31, 2007, the Company owed $12,000 to Solar. During the year ended August 31, 2008, the Company borrowed an additional $7,500 from Solar and then repaid the entire balance of $19,500.

ENWIN RESOURCES, INC.
(A Development Stage Company)

NOTES TO AUDITED FINANCIAL STATEMENTS

August 31, 2008 and 2007

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

The provision for deferred Federal income tax consists of the following:

	August 31, 2008	August 31, 2007
Deferred Federal income tax attributable to:
Current operations - NOL	$215,000	62,000
Less, change in valuation allowance	(215,000)	(62,000)
Net provision for income tax	$-

The cumulative tax effect at the expected rate of 34% of significant items comprising our net deferred tax amount is as follows:

	August 31, 2008	August 31, 2007
Deferred tax asset attributable to:
Net operating loss carryover	$343,000	128,000
Less, valuation allowance	(343,000)	(128,000)
Net deferred tax asset	$-	-

At August 31, 2008 the Company had an unused net operating loss carryover of $1,008,825 that is available to offset future taxable income; with expiry beginning in 2022.

NOTE 8 – CAPITAL STOCK AND WARRANTS

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

ENWIN RESOURCES, INC.
(A Development Stage Company)

NOTES TO AUDITED FINANCIAL STATEMENTS

August 31, 2008 and 2007

NOTE 8 – CAPITAL STOCK AND WARRANTS - Continued

Capital Stock - Continued

On August 2, 2007, the Company issued 200,000 shares of common stock for cash proceeds of $50,000.

On October 1, 2007, the Company issued 1,200,000 shares of common stock and warrants for cash proceeds of $300,000.

Warrants issued

On October 1, 2007, the Company granted warrants to purchase 1,200,000 share of the Company’s common stock at a price of $0.25 to its investor with the stock issuance. These warrants can be exercised over a four month period. These warrants were valued using the Black-Scholes pricing model with an assumed 1% volatility, a term of the warrants of 0.33 year, a risk free rate of 4.0% and a dividend yield of 0%. The accrued compensation expense relating to these warrants for the year ended August 31, 2008 was $3,937.

A summary of the status of warrants granted and outstanding as of August 31, 2008 and 2007 is as follows:

                                                                                                                                 Weighted

                                                                                                           Number of      Average

                                                                                                              Shares       Exercise Price

     Outstanding at September 1, 2006                                                                 -              -
     Warrants issued                                                                                           -              -

     Warrants exercised                                                                                      -              -
     Warrants expired or otherwise no longer exercisable                                      -              -

                                                                                                          ------------         ----------

     Outstanding at August 31, 2007                                                                     -              -
     Warrants issued                                                                               1,200,000            $0.25

     Warrants exercised                                                                                       -             -
     Warrants expired or otherwise no longer exercisable                         (1,200,000)          $0.25

                                                                                                           ------------        ----------

     Outstanding at August 31, 2008                                                                      -             -

                                                                                                        =========     ==========

     At August 31, 2008 there were no warrants outstanding or exercisable.

ENWIN RESOURCES, INC.
(A Development Stage Company)

NOTES TO AUDITED FINANCIAL STATEMENTS

August 31, 2008 and 2007

NOTE 9 – MINERAL PROPERTY

On February 22, 2007, the Company terminated its option agreement with Cadre Capital to acquire a 100% undivided interest in a mineral property in British Columbia, Canada.

NOTE 10 – COMMITMENT

The Company had month-to-month commitments of $10,000 for management fees and $1,500 of office rent.

NOTE 11 – SUBSEQUENT EVENTS

Effective September 8, 2008, the board of directors of the Company accepted the resignation of Nora Coccaro as a director of the Company and as the Company’s chief executive officer, chief financial officer, and principal accounting officer.

Effective September 8, 2008, the board of directors of the Company appointed Kurt Dalmata as the Company’s chief executive officer, chief financial officer, and principal accounting officer.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.     CONTROLS AND PROCEDURES (ITEM 9A (T))

Management's Annual Report on Internal Control over Financial Reporting

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of August 31, 2008. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were not effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms, and that such information was not accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures. Our ineffectiveness in disclosure controls and procedures led to the untimely filing of this current annual report.

Management’s Report on Internal Control over Financial Reporting

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting. The Company’s internal control over financial reporting is a process, under the supervision of the chief executive officer and the chief financial officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with United States generally accepted accounting principles (GAAP). Internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;

•	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the board of directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management conducted an assessment of the effectiveness of our internal control over financial reporting as of August 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, which assessment identified a material weakness in internal control over financial reporting. A material weakness is a control deficiency, or a combination of deficiencies in internal control over financial reporting that creates a reasonable possibility that a material misstatement in annual or interim financial statements will not be prevented or detected on a timely basis. Since the assessment of the effectiveness of our internal control over financial reporting did identify a material weakness, management considers its internal control over financial reporting to be ineffective.

Management has concluded that our internal control over financial reporting had the following deficiency:

•

We were unable to maintain any segregation of duties within our business operations due to our reliance on a single individual fulfilling the role of sole officer and director. While this control deficiency did not result in any audit adjustments to our 2007 or 2008 interim or annual financial statements, it could have resulted in a material misstatement that might have been prevented or detected by a segregation of duties. Accordingly we have determined that this control deficiency constitutes a material weakness.

To the extent reasonably possible, given our limited resources, we will seek to separate the responsibilities of chief executive officer and chief financial officer, intending to rely on two or more individuals. We will also seek to expand our current board of directors to include additional individuals willing to perform directorial functions. Since the recited remedial actions will require that we hire or engage additional personnel, this material weakness may not be overcome in the near term due to our limited financial resources. Until such remedial actions can be realized, we will continue to rely on the advice of outside professionals and consultants.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

During the period ended August 31, 2008, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

ITEM 9B.           OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Officers and Directors

The following table sets forth the name, age, and position of each director and executive officer of the Company as at January 14, 2009:

Officers and Directors Table
Name	Age	Year Elected/Appointed	Positions Held
Kurt Dalmata	58	2008	CEO, CFO, PAO, and director

Kurt Dalmata has been engaged as an independent consultant for over ten years, based in Zurich, Switzerland. He specializes in mergers and acquisitions, corporate finance, private equity, and project management. Prior to his current occupation, he was the Executive VP of Finance of the Siber Hegner Group, an international trading house with 1,700 employees. Prior to that he was an Associate Director of what was then UBS (Securities) Ltd., the London-based investment bank of UBS. He has over thirty years of experience working in various capacities in the banking and corporate sectors.

Mr. Dalmata obtained a Doctorate in Law from Vienna University in 1974 and an MBA from INSEAD, Fontainebleau, France, in 1976.

Mr. Dalmata has been the director of the Company since April of 2008 and the sole officer since September of 2008. Mr. Dalmata also serves as (i) an officer (September of 2008 to present) and director (April of 2008 to present) of Newtech Resources Ltd., an OTC:BB quoted company without operations, (ii) an officer (September of 2008 to present) and director (April of 2008 to present) of ASP Ventures Corp., an OTC:BB quoted company without operations, (iii) an officer and director of High End Ventures Corp. (September 2008 to present), and (iv) a director (September 2008 to present) of Hendrx Corp., an OTC:BB quoted company involved in the manufacture and sale of atmospheric water generators.

Term of Office

Our sole director has been appointed for a one year term to hold office until the next annual meeting of our shareholders or until removed from office in accordance with our bylaws. Our executive officers are appointed by our board of directors and hold office until removed by the board.

Significant Employees

We have no significant employees other than our sole officer and director, Mr. Dalmata.

Involvement in Certain Legal Proceedings

To the best of our knowledge, during the past five years, none of the following occurred with respect to a present or former director, executive officer, or employee: (i) any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time; (ii) any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offences); (iii) being subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his or her involvement in any type of business, securities or banking activities; and (iv) being found by a court of competent jurisdiction (in a civil action), the Commission or the Commodities Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended or vacated.

Code of Ethics

The Company has adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-K of the Securities Exchange Act of 1934. The Code of Ethics applies to directors and senior officers, such as the principal executive officer, principal financial officer, controller, and persons performing similar functions. The Company has incorporated a copy of our Code of Ethics as Exhibit 14 to this Form 10-K. Further, the Company’s Code of Ethics is available in print, at no charge, to any security holder who requests such information by contacting the Company.

Board of Directors Committees

The board of directors has not established an audit committee. An audit committee typically reviews, acts on and reports to the board of directors with respect to various auditing and accounting matters, including the recommendations and performance of independent auditors, the scope of the annual audits, fees to be paid to the independent auditors, and internal accounting and financial control policies and procedures. Certain stock exchanges currently require companies to adopt a formal written charter that establishes an audit committee that specifies the scope of an audit committee’s responsibilities and the means by which it carries out those responsibilities. In order to be listed on any of these exchanges, the Company will be required to establish an audit committee.

The board of directors has not established a compensation committee.

Director Compensation

Directors currently are not reimbursed for out-of-pocket costs incurred in attending meetings nor are they compensated for their service as directors. The Company may adopt a provision for compensating directors for their services in the future.

Compliance with Section 16(A) of the Exchange Act

Based solely upon a review of Forms 3, 4 and 5 furnished to the Company, we are aware of the following persons who, during the period ended August 31, 2008, failed to file, on a timely basis, reports required by Section 16(a) of the Securities Exchange Act of 1934:

•	Michael Bebek failed to file a Form 3 or Form 5 despite being the beneficial owner of more than ten percent of the common stock of the Company.

•	Nora Coccaro failed to file a Form 3 or Form 5 despite being a former officer and director of the Company.

ITEM 11.           EXECUTIVE COMPENSATION

Since the Company is in the development stage the objective of the Company’s compensation program was limited to providing cash compensation for services rendered by our former sole executive officer in the form of a consulting fee. The lack of funding and the resignation of our former sole executive officer subsequent to the fiscal period ended August 31, 2008 have caused us to reevaluate our executive compensation program.

Our current sole executive officer and director receives no direct form of compensation for his service as the Company’s sole executive officer. However, he is the managing director of a consulting company that does receive compensation pursuant to a consulting agreement with the Company. In the event the Company determines to compensate its executive officer in the future the amount of that consideration will be determined in accordance with market forces and availability of funding although we have no specific formula to determine compensatory amounts at this time. While we believe that our deemed compensation is appropriately suited for our current objectives, we may nevertheless implement a compensation program in the future to include a salary or fee for our executive officer and any additional future executive employees, which compensation may include options and other compensatory elements.

The following table provides summary information for the years ended August 31, 2008 and 2007 concerning cash and non-cash compensation paid or accrued by the Company to or on behalf of (i) the chief executive officer and (ii) any other employee to receive compensation in excess of $100,000.

Summary Compensation Table
Name	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation ($)	All Other Compensation ($)	Total ($)
Nora Coccaro*	2008 2007	40,500 29,000	- -	- -	- -	- -	- -	- -	40,500 29,000

*      Former CEO, CFO and PAO resigned on September 8, 2008; Kurt Dalmata was appointed CEO, CFO and PAO on September 8, 2008.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information concerning the ownership of the Company’s 43,900,000 shares of common stock issued and outstanding as of January 14, 2009 with respect to (i) all directors, (ii) each person known by us to be the beneficial owner of more than five percent of our common stock, and (iii) our directors and executive officers as a group.

Ownership Table
Title of Class	Name and Address of Beneficial Ownership	Amount and nature of Beneficial Ownership	Percent of Class
Common Stock	Kurt Dalmata - CEO, CFO, PAO and director Seestrasse 8, Zollikon, Switzerland CH-8072	0	0%
Common Stock	Nora Coccaro - former CEO, CFO, PAO and director 2610-1066 West Hastings Street, Vancouver, British Columbia, Canada V6E 3X2	0	0%
Common Stock	Michael Bebek 700 West Pender Street, Suite 1204 Vancouver, B.C., Canada V6C 1G8	30,000,000	68.3%
Common Stock	All Executive Officers and Directors as a Group	0	0%

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

•

Michael Bebek, our majority shareholder, has advanced to the Company a total of $132,301 of which amount the Company has repaid $34,689 leaving a total of $97,612 due as of August 31, 2008 at an imputed rate of interest of 8% per annum payable on demand. Although the advances do not bear interest, we have imputed a rate of 8% as a non-cash charge for GAAP purposes.

•	Nora Coccaro, our former officer and director, was compensated in the amount of $40,500 during fiscal 2008 for services rendered.

Director Independence

The Company is quoted on the OTC Bulletin Board inter-dealer quotation system, which does not have director independence requirements. However, for purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a)(15). NASDAQ Rule 4200(a)(15) states that a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Accordingly, we do not consider Mr. Dalmata to be an independent director.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

Chisholm, Bierwolf & Nilson, LLP provided audit services to the Company in connection with its annual report for the fiscal year ended August 31, 2008. The aggregate fees billed by Chisholm, Bierwolf & Nilson, LLP for the audit of the Company’s annual financial statements and a review of the Company’s quarterly financial statements were $15,000.

LBB & Associates Ltd. provided audit services to the Company in connection with its annual report for the fiscal year ended August 31, 2007. The aggregate fees billed by LBB & Associates Ltd. for the audit of the Company’s annual financial statements and a review of the Company’s quarterly financial statements were $6,000.

Audit Related Fees

Chisholm, Bierwolf & Nilson, LLP billed to the Company no fees in 2008 for professional services that are reasonably related to the audit or review of the Company’s financial statements that are not disclosed in “Audit Fees” above.

LBB & Associates Ltd. billed to the Company no fees in 2007 for professional services that are reasonably related to the audit or review of the Company’s financial statements that are not disclosed in “Audit Fees” above.

Tax Fees

Chisholm, Bierwolf & Nilson, LLP billed to the Company no fees in 2008 for professional services rendered in connection with the preparation of the Company’s tax returns for the period.

LBB & Associates Ltd. billed to the Company no fees in 2007 for professional services rendered in connection with the preparation of the Company’s tax returns for the respective period.

All Other Fees

Chisholm, Bierwolf & Nilson, LLP billed to the Company no fees in 2008 for other professional services rendered or any other services not disclosed above.

LBB & Associates Ltd. billed to the Company no fees in 2007 for other professional services rendered or any other services not disclosed above.

Audit Committee Pre-Approval

The Company does not have a standing audit committee. Therefore, all services provided to the Company by Chisholm, Bierwolf & Nilson, LLP and LBB & Associates Ltd., as detailed above, were pre-approved by the Company’s board of directors. Chisholm, Bierwolf & Nilson, LLP and LBB & Associates Ltd., performed all work only with their permanent full time employees.

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements

The following documents are filed under “Item 8. Financial Statements and Supplementary Data,” pages F-1 through F-15, and are included as part of this Form 10-K as the financial statements of the Company for the years ended August 31, 2008 and 2007:

Reports of Independent Registered Public Accounting Firms
Balance Sheets

Statements of Operations
Statement of Stockholders’ Equity (Deficit)
Statements of Cash Flows

Notes to Financial Statements

(b) Exhibits

The exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 26 of this Form 10-K, and are incorporated herein by this reference.

(c) Financial Statement Schedules

We are not filing any financial statement schedules as part of this Form 10-K because such schedules are either not applicable or the required information is included in the financial statements or notes thereto.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized this 14th day of January, 2009.

ENWIN RESOURCES, INC. /s/ Kurt Dalmata By: Kurt Dalmata Its: Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Kurt Dalmata Kurt Dalmata	Director	January 14, 2009

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

10(v)        Consulting Agreement with First Capital Invest Corp dated April 1, 2007.

14 *         Code of Ethics adopted February 25, 2006 (incorporated by reference to the Form 10-KSB filed with the Commission on November 14, 2006).

31           Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as Amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32           Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

     *      Incorporated by reference to previous filings of the Company.