Form 10-Q
period 2008-11-30
ENWIN RESOURCES INC
filed 2009-01-20
CIK 1195584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended November 30, 2008.

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

41 44 202 0080

(Registrant’s telephone number, including area code)

N/A

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

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☑ No ☐

At January 19, 2009 the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 43,900,000.

PART I – FINANCIAL INFORMATION

As used herein the terms “Company,” “it,” “its,” “we,” “us,” and “our,” refer to Enwin Resources, Inc., a Nevada corporation.

ITEM 1.     FINANCIAL STATEMENTS

In the opinion of management, the accompanying unaudited financial statements included in this Form 10-Q reflect all adjustments (consisting only of normal recurring accruals) necessary for a fair presentation of the results of operations for the periods presented. The results of operations for the periods presented are not necessarily indicative of the results to be expected for the full year.

ENWIN RESOURCES INC. (A DEVELOPMENT STAGE COMPANY) BALANCE SHEETS

	November 30,	August 31,
	2008	2008
	(Unaudited)	(Audited)

ASSETS

Current assets
Cash and cash equivalents	$ -	$ 40
Other current assets	-	5,000

Total current assets	-	5,040

TOTAL ASSETS	$ -	$ 5,040

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities
Accounts payable and accrued liabilities	$ 89,903	$ 181,350
Amounts due to related parties	227,612	97,612
Loans payable	210,500	210,500

Total current liabilities	528,015	489,462

TOTAL LIABILITIES	528,015	489,462

Commitments and contingencies

Stockholders' (deficit)
Common stock
1,000,000,000 common shares authorized at $0.001 par value; 43,900,000 common shares issued and outstanding (August 31, 2008 - 43,900,000)
	43,900	43,900
Additional paid-in capital	482,456	480,503
(Deficit) accumulated during the development stage	(1,054,371)	(1,008,825)

Total stockholders' (deficit)	(528,015)	(484,422)

TOTAL LIABILITIES AND STOCKHOLDERS' (DEFICIT)	$ -	$ 5,040

The accompanying notes are an integral part of these financial statements

ENWIN RESOURCES INC. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF OPERATIONS (Unaudited)

			July 3, 2002
	For the three months ended		(Inception) through
	November 30,		November 30,
	2008	2007	2008

Sales	$ -	$ -	$ -
Cost of sales	-	-	-

Gross profit	-	-	-

Operating expenses
Professional and consulting	3,949	40,467	332,695
Impairment	-	-	378,793
Compensation	30,000	9,000	121,937
Exploration costs	-	-	42,022
Travel	-	23,546	45,513
Other	3,645	14,518	75,468
Total operating expenses	37,594	87,531	996,428

Operating loss	(37,594)	(87,531)	(996,428)

Interest income	-	5,303	25,409
Interest expense	(7,952)	(7,952)	(83,352)

Loss before income taxes	(45,546)	(90,180)	(1,054,371)

Provision for income taxes	-	-	-

Net loss	$ (45,546)	$ (90,180)	$ (1,054,371)

Loss per share - basic and diluted	$ (0.00)	$ (0.00)

Weighted average number of common shares outstanding	43,900,000	43,478,022

The accompanying notes are an integral part of these financial statements

ENWIN RESOURCES INC. (A DEVELOPMENT STAGE COMPANY) STATEMENTS OF CASH FLOWS (Unaudited)

			July 3, 2002
			(Inception)
	For the three months ended		through
	November 30,		November 30,
	2008	2007	2008

Cash flows from operating activities
Net loss	$ (45,546)	$ (90,180)	$ (1,054,371)

Adjustments to reconcile net loss to net cash used in operations:
Imputed interest on stockholder advances	1,952	1,952	44,418
Impairment	-	-	378,793
Compensation expenses	-	-	3,937
Changes in:
Other current assets	5,000	(9,957)	-
Accounts payable and accrued liabilities	(91,447)	(36,623)	65,611
Reclassification of payables to related party	130,000	-	130,000

Net cash used in operating activities	(40)	(134,808)	(431,612)

Cash flows from investing activities
Payment on option to acquire mining interest in property	-	-	(10,000)
Loan receivable principal advance	-	(107,500)	(344,500)

Net cash used in investing activities	-	(107,500)	(354,500)

Cash flows from financing activities
Proceeds from the sale of common stock	-	300,000	478,000
Shareholder advances	-	-	132,301
Repayments on shareholder advance	-	(19,500)	(34,689)
Proceeds from loans payable	-	7,500	230,000
Payments made on loans payable	-	-	(19,500)

Net cash provided by financing activities	-	288,000	786,112

Increase (decrease) in cash and cash equivalents	(40)	45,692	-

Cash and cash equivalents, beginning of period	40	892	-

Cash and cash equivalents, end of period	$ -	$ 46,584	$ -
target
Supplementary information
Interest paid	$ -	$ -	$ -
Taxes Paid	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

ENWIN RESOURCES, INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

November 30, 2008

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim financial statements of Enwin Resources, Inc. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission (the “Commission”), and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s annual report filed with the Commission on Form 10-K. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure contained in the audited financial statements for the most recent fiscal year August 31, 2008 as reported on Form 10-K, have been omitted.

NOTE 2 - GOING CONCERN

The Company has recurring losses and has a deficit accumulated during the development stage of $1,054,371 as of November 30, 2008. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has no current source of revenue. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The Company’s management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, revenues from the development of business opportunities, if found. The Company’s ability to continue as a going concern is dependent on these additional cash financings, and ultimately, upon achieving profitable operations.

NOTE 3 – LOAN RECEIVABLE

In association with the Securities Exchange Agreement and Plan of Exchange (the” Agreement”) with Solar Energy Limited and D2Fusion, Inc. (“D2Fusion”), on April 11, 2007 the Company entered into a loan agreement with D2Fusion to lend $500,000 to D2Fusion on the following terms:

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

ENWIN RESOURCES, INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

November 30, 2008

NOTE 3 – LOAN RECEIVABLE - continued

The Company did not follow all the terms outlined above. As of November 30, 2008, the Company had advanced $344,500 to D2Fusion and accrued $24,293 in unpaid interest. The agreement to complete the transaction has since been abandoned and these loans receivable from D2Fusion are now in default.

Due to the uncertainty associated with the satisfaction of amounts owed by D2Fusion, management has decided to impair the value of these loans and interest as of November 30, 2008.

NOTE 4 – RELATED PARTY TRANSACTIONS

A shareholder and former director of the Company has advances due from the Company of $97,612 at November 30, 2008 and 2007. The advances are non-interest bearing and are due upon demand. The Company has imputed interest at 8% of $1,952 and $1,952 for the quarters ended November 30, 2008 and 2007, respectively. During the quarter ended November 30, 2008 the current executive officer has received compensation in the amount of $30,000. At November 30, 2008, $130,000 was owed to the current executive officer. As of November 30, 2008, the total amount due to related parties was $227,612.

NOTE 5 – LOANS PAYABLE

Loans payable consist of advances of $100,000 each from two unrelated parties and are unsecured, bear interest at the rate of 12% per annum, and are payable from the proceeds of outside financing as defined in the agreement, which management has concluded is paramount to on demand. Past due amounts are subject to a one time two percent (2%) late fee and an ongoing interest rate of 14% per annum. Other loans of $10,500 from unrelated parties are unsecured, bearing no interest and are payable on demand. The accrued interest as of November 30, 2008 and 2007 was $38,933 and $14,933.

NOTE 6 – CAPITAL STOCK AND WARRANTS

Capital Stock

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

ENWIN RESOURCES, INC.
(A Development Stage Company)
NOTES TO UNAUDITED FINANCIAL STATEMENTS

November 30, 2008

NOTE 6 – CAPITAL STOCK AND WARRANTS - Continued

Warrants issued

On October 1, 2007, the Company granted warrants to purchase 1,200,000 share of the Company’s common stock at a price of $0.25 to its investor with the stock issuance. These warrants can be exercised over a four month period. These warrants were valued using the Black-Scholes pricing model with an assumed 1% volatility, a term of the warrants of 0.33 year, a risk free rate of 4.0% and a dividend yield of 0%. The total accrued compensation expense relating to these warrants was $3,937, which was fully expensed in the year ended August 31, 2008.

A summary of the status of warrants granted and outstanding as of November 30, 2008 is as follows:

                                                                                                              Weighted

                                                                                                            Number of      Average

                                                                                                              Shares          Exercise Price

     Outstanding at September 1, 2006                                                             -                      -
     Warrants issued                                                                                       -                      -
     Warrants exercised                                                                                  -                      -
     Warrants expired or otherwise no longer exercisable                                  -                      -

                                                                                                           ------------            ----------

     Outstanding at August 31, 2007                                                                 -                      -

     Warrants issued                                                                                 1,200,000             $0.25

     Warrants exercised                                                                                   -                      -

     Warrants expired or otherwise no longer exercisable                           (1,200,000)            $0.25

                                                                                                            ------------            ----------

     Outstanding at August 31, 2008                                                                  -                      -
     Warrants issued                                                                                        -                      -
     Warrants exercised                                                                                   -                      -
     Warrants expired or otherwise no longer exercisable                                   -                      -

                                                                                                             ------------           ----------

     Outstanding at November 30, 2008                                                              -                      -

                                                                                                          =========     ==========

At November 30, 2008 there were no warrants outstanding or exercisable.

NOTE 7 - COMMITMENT

The Company has month-to-month commitments of $10,000 for management fees, $1,000 for consulting fees and $1,500 of office rent.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is August 31. All information presented herein is based on the three month period ended November 30, 2008.

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

Results of Operations

During the three month period ended November 30, 2008, our operations were limited to the process of identifying a prospective business opportunity for merger or acquisition and satisfying continuous public disclosure requirements.

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

Net Losses

For the period from July 3, 2002, date of inception, until November 30, 2008, the Company incurred a net loss of $1,054,371. Net losses for the three month period ended November 30, 2008 were $45,546 as compared to $90,180 for the three month period ended November 30, 2007. The Company’s net losses are primarily attributable to operating expenses. Operating expenses include professional and consulting fees, impairments, compensation costs, exploration costs, travel, and costs associated with the preparation of disclosure documentation. The decrease in net losses over the comparative periods can be attributed to decreases in professional and consulting expenses, travel, and other operating expenses that were only partially offset by increases in the compensation expense for our executive officer. There was also a decrease in the net interest expenses over the comparative periods.

We have not generated any revenues since inception. The Company expects to continue to incur losses through the fiscal year ended 2009.

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carryforward and start up costs that will offset any future operating profit.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past three years.

Capital Expenditures

The Company expended no significant amounts on capital expenditures for the period from inception to November 30, 2008.

Liquidity and Capital Resources

As of November 30, 2008, the Company had no current or total assets and a working capital deficit of $528,015. The Company had current and total liabilities of $528,015 which consisted of $89,903 in accounts payable and accrued liabilities, $227,612 due to related parties, and $210,500 in loans payable. Net stockholders' deficit in the Company was $528,015 at November 30, 2008. The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and stockholders’ equity.

Cash flow used in operating activities was $431,612 for the period from inception to November 30, 2008. Cash flow used in operating activities for the three month period ended November 30, 2008 was $40 as compared to $134,808 in cash flow used in operating activities for the three month period ended November 30, 2007.

Cash flow provided by financing activities was $786,112 for the period from inception to November 30, 2008. Cash flow provided by financing activities for the three month period ended November 30, 2008 was $0 as compared to $288,000 for the three month period ended November 30, 2007.

Cash flows used in investing activities was $354,500 for the period from inception to November 30, 2008. Cash flow used in investing activities for the three month period ended November 30, 2008 was $0 as compared to $107,500 for the three month period ended November 30, 2007.

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

The Company had no formal long term lines or credit or other bank financing arrangements as of November 30, 2008.

The Company does not expect to pay cash dividends in the foreseeable future.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors.

The Company has no current plans for any significant purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Off Balance Sheet Arrangements

As of November 30, 2008, the Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

Going Concern

Due to the uncertainty of our ability to meet our current operating expenses and the capital expenses, in their report on the annual financial statements for the year ended August 31, 2008 our independent auditors included an explanatory paragraph regarding concerns about our ability to continue as a going concern. Our financial statements contain additional note disclosures describing the circumstances that lead to this disclosure by our independent auditors.

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

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled “Results of Operations” and “Description of Business”, with the exception of historical facts, are forward looking statements. A safe-harbor provision may not be applicable to the forward looking statements made in this current report. Forward looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

•	our anticipated financial performance and business plan;

•	the sufficiency of existing capital resources;

•	our ability to raise additional capital to fund cash requirements for future operations;

•	uncertainties related to the Company’s future business prospects;

•	the ability of the Company to generate revenues to fund future operations;

•	the volatility of the stock market; and

•	general economic conditions.

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

Stock-Based Compensation

On January 1, 2006, we adopted SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. We use the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. We have elected the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006, the first day of our fiscal year 2006. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123.Prior to the adoption of SFAS No 123R, we measured compensation expense for our employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25. We applied the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, as if the fair-value-based method had been applied in measuring compensation expense. Under APB Opinion No. 25, when the exercise price of our employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized.

We account for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with SFAS No. 123 and the conclusions reached by the Emerging Issues Task Force (“EITF”) in Issue No. 96-18. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by EITF 96-18.

Critical Accounting Policies

In the notes to the audited financial statements for the year ended August 31, 2008 included in the Company’s Form 10-K, the Company discusses those accounting policies that are considered to be significant in determining the results of operations and its financial position. The Company believes that the accounting principles utilized by us conform to accounting principles generally accepted in the United States of America.

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

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4T.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of November 30, 2008. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms, and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were effective in recording, processing, summarizing, and reporting information required to be disclosed, within the time periods specified in the Commission’s rules and forms, and that such information was accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

Changes in Internal Controls over Financial Reporting

During the period ended November 30, 2008, there has been no change in internal control over financial reporting that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS

The Company is currently not a party to any pending legal proceeding.

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

Since our inception in 2002, our operation has resulted in continuing losses and an accumulated deficit of $1,054,371 at November 30, 2008. We expect to incur losses as long as we remain active in our search for a suitable business opportunity and may continue to incur losses even in the event that we acquire a suitable business opportunity. Our only expectation of overcoming future losses is dependent on our ability to acquire or develop a revenue producing business, which eventuality can in no way be assured.

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

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 we are required to furnish a report by our management on our internal controls over financial reporting. Such report must contain, among other matters, an assessment of the effectiveness of our internal controls over financial reporting as of the end of the year, including a statement as to whether or not our internal controls over financial reporting are effective. This assessment must include disclosure of any material weaknesses in our internal controls over financial reporting identified by management. As we were unable assert that our internal controls were fully effective at our year end, investors may lose confidence in the accuracy and completeness of our financial reports, which in turn could cause our stock price to decline.

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

ITEM 2.     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.     DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 20 of this Form 10-Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

     Enwin Resources, Inc.

/s/ Kurt Dalmata                                   January 19, 2009

Kurt Dalmata

Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer

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

10(iii) *     Pledge Agreement dated June 29, 2007 (incorporated by reference to the Form 10-QSB filed with the Commission on July 16, 2007).

10(iv) *     Loan Agreement dated July 3, 2007(incorporated by reference to the Form 10-QSB filed with the Commission on July 16, 2007).

10(v) *     Consulting Agreement with First Capital Invest Corp dated April 1, 2007 (incorporated by reference to the Form 10-K filed with the Commission on January 15, 2009).

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