Form 10-Q
period 2009-02-28
ENWIN RESOURCES INC
filed 2009-04-21
CIK 1195584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended February 28, 2009.

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

41 44 202 00 80

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

At April 20, 2009 the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 43,900,000.

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

ENWIN RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
UNAUDITED

		(Unaudited)	(Audited)
		February 28,	August 31,
		2009	2008
ASSETS

Current assets
Cash and cash equivalents	$	- 40
Other current assets		- 5,000
Total current assets		-	5,040
Loan receivable		- -

TOTAL ASSETS		$-	$ 5,040

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities		$108,614	$181,350
Amounts due to related parties		257,612	97,612
Loans payable		218,750	210,500
Total current liabilities		584,976	489,462

TOTAL LIABILITIES		$584,976	$ 489,462

Commitments and contingencies
Stockholders' deficit
Common stock
1,000,000,000 common shares authorized at $0.001 par value;
43,900,000 common shares issued and outstanding		43,900	43,900
(August 31, 2008 - 43,900,000)
Additional paid-in capital		484,408	480,503
Deficit accumulated during the development stage		(1,113,284)	(1,008,825)
Total stockholders' deficit		(584,976)	(484,422)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT		$-	$5,040

The accompanying notes are an integral part of these financial statements

ENWIN RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
UNAUDITED
					July 3, 2002
					(Inception)
	For the three months ended		For the six months ended		through
	February 28,	February 29,	February 28,	February 29,	February 28,
	2009	2008	2009	2008	2009
Sales	$ -	$ -	$ -	$ -	$ -
Cost of sales	-	-	-	-	-
Gross profit	-	-	-	-	-
Operating expenses
Professional and consulting	14,259	35,438	18,208	75,905	346,954
Impairment	-	-	-	-	378,793
Compensation	30,000	13,500	60,000	22,500	151,937
Exploration costs	-	-	-	-	42,022
Travel	-	2,363	-	25,909	45,513
Other	6,703	9,300	10,347	23,817	82,170
Total operating expenses	50,962	60,601	88,555	148,131	1,047,389
Operating loss	(50,962)	(60,601)	(88,555)	(148,131)	(1,047,389)
Interest income	-	5,318	-	10,620	25,409
Interest expense	(7,952)	(7,952)	(15,904)	(15,904)	(91,304)
Loss before income taxes	(58,914)	(63,235)	(104,459)	(153,415)	(1,113,284)
Provision for income taxes	-	-	-	-	-
Net loss	$ (58,914)	$ (63,235)	$ (104,459)	$ (153,415)	$ 1,113,284)
Loss per share - basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Weighted average number of common shares outstanding	43,900,000	43,900,000	43,900,000	43,689,011

The accompanying notes are an integral part of these financial statements

ENWIN RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
UNAUDITED
			July 3, 2002
			(Inception)
	For the six months ended		through
	February 28,	February 29,	February 28,
	2009	2008	2009
Cash flows from operating activities
Net loss	(104,459)	(153,415)	(1,113,284)
Adjustments to reconcile net loss to net cash used in operations:
Imputed interest on stockholder advances	3,905	3,905	46,371
Impairment	-	-	378,793
Compensation expenses	-	-	3,937
Changes in:
Other current assets	5,000	(10,025)	-
Accounts payable and accrued liabilities	(72,736)	(6,619)	84,321
Reclassification of payables to related party	160,000	-	160,000
Net cash used in operating activities	(8,290)	(166,154)	(439,862)
Cash flows from investing activities
Payment on option to acquire mining interest in property	-	-	(10,000)
Loan receivable principal advance	-	(107,500)	(344,500)
Net cash used in investing activities	-	(107,500)	(354,500)
Cash flows from financing activities
Proceeds from the sale of common stock	-	300,000	478,000
Shareholder advances	-	-	132,301
Repayments on shareholder advance	-	-	(34,689)
Related parties advances	-	(15,000)	(15,000)
Related parties repayments	-	-	15,000
Proceeds from loans payable	8,250	7,500	238,250
Payments made on loans payable	-	(19,500)	(19,500)
Net cash provided by financing activities	8,250	273,000	794,362
Increase (decrease) in cash and cash equivalents	(40)	(654)	-
Cash and cash equivalents, beginning of period	40	892	-
Cash and cash equivalents, end of period	$ -	$ 238	$ -
Supplementary information
Interest paid	$ -	$ -	$ -
Taxes Paid	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

ENWIN RESOURCES, INC.
(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Febr uary 28, 2009

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

NOTE 2 - GOING CONCERN

The Company has recurring losses and has a deficit accumulated during the development stage of $1,113,284 as of February 28, 2009. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has no current source of revenue. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The Company’s management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, revenues from the development of business opportunities, if found. The Company’s ability to continue as a going concern is dependent on these additional cash financings, and ultimately, upon achieving profitable operations.

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
•

a repayment term of 180 days or completion of the acquisition transaction, whichever occurred sooner. In the event that the Company decided not to complete the acquisition the term was to be extended an additional 180 days. The $500,000 loan was to be repaid from the proceeds of a $2 million funding to be facilitated for D2Fusion under the terms of the Agreement;

•	interest payable at the rate of 6% per annum; and
•	secured by the assignment of 100% of the shares of D2Fusion.

As of February 28, 2009, the Company had advanced $344,500 to D2Fusion and accrued $24,293 in unpaid interest. The agreement has terminated and loans receivable from D2Fusion are now in default.

Due to the uncertainty associated with the satisfaction of amounts owed by D2Fusion, management has impaired the value of these loans and interest, as of February 28, 2009.

ENWIN RESOURCES, INC.
(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

Febr uary 28, 2009

NOTE 4 – RELATED PARTY TRANSACTIONS

A shareholder and former director of the Company has advances due from the Company of $97,612 at February 28, 2009 and 2008. The advances are non-interest bearing and are due upon demand. The Company has imputed interest at 8% of $3,905 and $3,905 for the six months ended February 28, 2009 and February 29, 2008, respectively.

During the six months ended February 28, 2009 the current executive officer has accrued compensation in the amount of $60,000. At February 28, 2009, $160,000 was owed to the current executive officer.

As of February 28, 2009, the total amount due to related parties was $257,612.

NOTE 5 – LOANS PAYABLE

Loans payable consist of advances of $100,000 each from two unrelated parties, are unsecured, bear interest at the rate of 12% per annum, and are payable on demand. Past due amounts are subject to a one time two percent (2%) late fee and an ongoing interest rate of 14% per annum. The accrued interest as of February 28, 2009 and February 29, 2008 was $44,933 and $20,933.

Loans of $10,500 from unrelated parties are unsecured, bearing no interest and are payable on demand.

Loans of $8,250 from a company affiliated with our current executive officer are unsecured, bearing no interest and are payable on demand.

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

Febr uary 28, 2009

NOTE 6 – CAPITAL STOCK AND WARRANTS - Continued

Warrants issued

On October 1, 2007, the Company granted warrants to purchase 1,200,000 share of the Company’s common stock at a price of $0.25 that could be exercised over a four month period. The warrants were valued using the Black-Scholes pricing model that assumed 1% volatility, a term of the warrants of 0.33 year, a risk free rate of 4.0% and a dividend yield of 0%. The total accrued compensation expense relating to these warrants was $3,937, which was fully expensed in the year ended August 31, 2008.

A summary of the status of warrants granted and outstanding as of February 28, 2009 is as follows:

                                                                                                               Weighted
                                                                                                             Number of      Average
                                                                                                               Shares          Exercise Price
     Outstanding at August 31, 2007                                                                 -                      -
     Warrants issued                                                                            1,200,000              $0.25
     Warrants exercised                                                                                   -                      -
     Warrants expired or otherwise no longer exercisable                      (1,200,000)             $0.25
                                                                                                             ------------            ----------
     Outstanding at August 31, 2008                                                                  -                      -
     Warrants issued                                                                                        -                      -
     Warrants exercised                                                                                   -                      -
     Warrants expired or otherwise no longer exercisable                                   -                      -
                                                                                                              ------------           ----------
     Outstanding at February 28, 2009                                                               -                      -
                                                                                                           =========     ==========

At February 28, 2009 there were no warrants outstanding or exercisable.

NOTE 7 - COMMITMENT

The Company has month-to-month commitments of $10,000 for management fees, $1,000 for consulting fees and $1,500 of office rent.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is August 31. All information presented herein is based on the six month periods ended February 28, 2009.

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

The Company’s plan of operation will require at least $100,000 in funding over the next twelve months which funding is not currently available. Should we merge with or acquire a suitable business opportunity within the next twelve months our funding requirements will change.

Results of Operations

During the six month period ended February 28, 2009, our operations were limited to the process of identifying a prospective business opportunity for merger or acquisition and satisfying continuous public disclosure requirements.

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

Net Losses

For the period from July 3, 2002, date of inception, until February 28, 2009, the Company incurred a net loss of $1,113,284. Net losses for the six month period ended February 28, 2009 were $104,459 as compared to $153,415 for the six month period ended February 29, 2008. The Company’s net losses are primarily attributable to operating expenses. Operating expenses include professional and consulting fees, impairments, compensation costs, exploration costs, travel, and costs associated with the preparation of disclosure documentation. The decrease in net losses over the comparative periods can be attributed to decreases in professional and consulting expenses, travel, and other operating expenses that were only partially offset by increases in the compensation expense for our executive officer.
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

Capital Expenditures

The Company expended no significant amounts on capital expenditures for the period from inception to February 28, 2009.

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and stockholders’ equity.

As of February 28, 2009, the Company had no assets and a working capital deficit of $584,976. The Company had current and total liabilities of $584,976 which consisted of $108,614 in accounts payable and accrued liabilities, $257,612 due to related parties, and $218,750 in loans payable. Net stockholders' deficit in the Company was $584,976 at February 28, 2009.

Cash flow used in operating activities was $439,862 for the period from inception to February 28, 2009. Cash flow used in operating activities for the six month period ended February 28, 2009 was $8,290 as compared to $166,154 in cash flow used in operating activities for the six month period ended February 29, 2008. The decrease in cash flow used in operating activities in the current six month period can be attributed to the reclassification of $160,000 in payables to related parties.

Cash flow provided by financing activities was $794,362 for the period from inception to February 28, 2009. Cash flow provided by financing activities for the six month period ended February 28, 2009 was $8,250 as compared to $273,000 for the six month period ended February 29, 2008. Cash flow provided by financing activities in the current six month period can be attributed to a loan payable.

Cash flows used in investing activities was $354,500 for the period from inception to February 28, 2009. Cash flow used in investing activities for the six month period ended February 28, 2009 was $0 as compared to $107,500 for the six month period ended February 29, 2008.

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

The Company had no formal long term lines or credit or other bank financing arrangements as of February 28, 2009.

The Company does not expect to pay cash dividends in the foreseeable future.

The Company has no defined benefit plan or contractual commitment with any of its officers or directors except that related to executive compensation in the amount of $10,000 per month.

The Company has no current plans for any significant purchase or sale of any plant or equipment.

The Company has no current plans to make any changes in the number of employees.

Off Balance Sheet Arrangements

As of February 28, 2009, the Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

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

Forward Looking Statements and Factors That May Affect Future Results and Financial Condition

The statements contained in the section titled Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this current report, with the exception of historical facts, are forward looking statements. Forward looking statements reflect our current expectations and beliefs regarding our future results of operations, performance, and achievements. These statements are subject to risks and uncertainties and are based upon assumptions and beliefs that may or may not materialize. These statements include, but are not limited to, statements concerning:

•	our anticipated financial performance and business plan;

•	the sufficiency of existing capital resources;

•	our ability to raise additional capital to fund cash requirements for future operations;

•	uncertainties related to the Company’s future business prospects;

•	the ability of the Company to generate revenues to fund future operations; and

•	the volatility of the stock market and general economic conditions.

We wish to caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated, including the factors set forth in the section entitled Risk Factors included elsewhere in this report. We also wish to advise readers not to place any undue reliance on the forward looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than as required by law.

Stock-Based Compensation

We have adopted SFAS No. 123 (revised 2004) (SFAS No. 123R), Share-Based Payment, which addresses the accounting for stock-based payment transactions in which an enterprise receives employee services in exchange for (a) equity instruments of the enterprise or (b) liabilities that are based on the fair value of the enterprise’s equity instruments or that may be settled by the issuance of such equity instruments. In January 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin (SAB) No. 107, which provides supplemental implementation guidance for SFAS No. 123R. SFAS No. 123R eliminates the ability to account for stock-based compensation transactions using the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and instead generally requires that such transactions be accounted for using a fair-value-based method. We use the Black-Scholes-Merton (“BSM”) option-pricing model to determine the fair-value of stock-based awards under SFAS No. 123R, consistent with that used for pro forma disclosures under SFAS No. 123, Accounting for Stock-Based Compensation. We have elected the modified prospective transition method as permitted by SFAS No. 123R and accordingly prior periods have not been restated to reflect the impact of SFAS No. 123R. The modified prospective transition method requires that stock-based compensation expense be recorded for all new and unvested stock options, restricted stock, restricted stock units, and employee stock purchase plan shares that are ultimately expected to vest as the requisite service is rendered beginning on January 1, 2006, the first day of our fiscal year 2006. Stock-based compensation expense for awards granted prior to January 1, 2006 is based on the grant date fair-value as determined under the pro forma provisions of SFAS No. 123.Prior to the adoption of SFAS No 123R, we measured compensation expense for our employee stock-based compensation plans using the intrinsic value method prescribed by APB Opinion No. 25. We applied the disclosure provisions of SFAS No. 123 as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, as if the fair-value-based method had been applied in measuring compensation expense. Under APB Opinion No. 25, when the exercise price of our employee stock options was equal to the market price of the underlying stock on the date of the grant, no compensation expense was recognized.

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

Recent Accounting Pronouncements

In November 2008, the Emerging Issues Task Force (“EITF”) issued Issue No. 08-7, Accounting for Defensive Intangible Assets (“EITF 08-7”). EITF 08-7 applies to all acquired intangible assets in which the acquirer does not intend to actively use the asset but intends to hold (lock up) the asset to prevent its competitors from obtaining access to the asset (a defensive asset), assets that the acquirer will never actually use, as well as assets that will be used by the acquirer during a transition period when the intention of the acquirer is to discontinue the use of those assets. EITF 08-7 is effective as of January 1, 2009. We do not expect the adoption of EITF 08-7 to have a material impact on the consolidated financial statements.

In May, 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 163, “Accounting for Financial Guarantee Insurance Contracts—an interpretation of FASB Statement No. 60” (SFAS 163). This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities. Those clarifications will increase comparability in financial reporting of financial guarantee insurance contracts by insurance enterprises. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. This Statement is effective for financial statements issued for fiscal years beginning after December 15, 2008, and all interim periods within those fiscal years, except for some disclosures about the insurance enterprise’s risk-management activities. This Statement requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period (including interim periods) beginning after issuance of this Statement. Except for those disclosures, earlier application is not permitted.  The adoption of this statement will have no material effect on the Company’s financial condition or results of operations.

In May, 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 162, “The Heirarchy of Generally Accepted Accounting Principles” (SFAS No. 162). This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy). The sources of accounting principles that are generally accepted are categorized in descending order of authority as follows:

a.

FASB Statements of Financial Accounting Standards and Interpretations, FASB Statement 133 Implementation Issues, FASB Staff Positions, and American Institute of Certified Public Accountants (AICPA) Accounting Research Bulletins and Accounting Principles Board Opinions that are not superseded by actions of the FASB

        b.      FASB Technical Bulletins and, if cleared by the FASB, AICPA Industry Audit and Accounting Guides and Statements of Position

c.     AICPA Accounting Standards Executive Committee Practice Bulletins that have been cleared by the FASB, consensus positions of the FASB Emerging Issues Task Force (EITF), and the Topics discussed in Appendix D of EITF Abstracts (EITF D-Topics)

d.      Implementation guides (Q&As) published by the FASB staff, AICPA Accounting Interpretations, AICPA Industry Audit and Accounting Guides and Statements of Position not cleared by the FASB, and practices that are widely recognized and prevalent either generally or in the industry.

The adoption of this statement will have no material effect on the Company’s financial condition or results of operations.

In March 2008, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 161, “Disclosures about Derivative Instruments and Hedging Activities—an amendment of FASB Statement No. 133” (SFAS No. 161). This statement changes the disclosure requirements for derivative instruments and hedging activities. Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. This Statement is intended to enhance the current disclosure framework in Statement 133. The Statement requires that objectives for using derivative instruments be disclosed in terms of underlying risk and accounting designation. This disclosure better conveys the purpose of derivative use in terms of the risks that the entity is intending to manage. Disclosing the fair values of derivative instruments and their gains and losses in a tabular format should provide a more complete picture of the location in an entity’s financial statements of both the derivative positions existing at period end and the effect of using derivatives during the reporting period. Disclosing information about credit-risk-related contingent features should provide information on the potential effect on an entity’s liquidity from using derivatives. Finally, this Statement requires cross-referencing within the footnotes, which should help users of financial statements locate important information about derivative instruments.  The adoption of this statement will have no material effect on the Company’s financial condition or results of operations.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required.

ITEM 4T.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this report on Form 10-Q, an evaluation was carried out by the Company’s management, with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)). Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Commission’s rules and forms and that such information is accumulated and communicated to management, including the chief executive officer and the chief financial officer, to allow timely decisions regarding required disclosures.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended February 28, 2009, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to the Company’s Business

We have a history of significant operating losses and such losses may continue in the future.

Since our inception in 2002, our operation has resulted in continuing losses and an accumulated deficit of $1,113,284 at February 28, 2009. We expect to incur losses as long as we remain active in our search for a suitable business opportunity and may continue to incur losses even in the event that we acquire a suitable business opportunity. Our only expectation of overcoming future losses is dependent on our ability to acquire or develop a revenue producing business, which eventuality can in no way be assured.

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

Need for additional financing.

The Company has no revenue from operations and therefore is not able to meet operating costs. As such, we will need to raise capital within the next twelve months to implement our plan of operation. However, there can be no assurance that we will be able to raise the required capital. Failure to obtain adequate capital may cause us to cease operations.

Risks Related to the Company’s Stock

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

The Company incurs significant expenses as a result of the Sarbanes-Oxley Act of 2002, which expenses may continue to negatively impact our financial performance.

The Company incurs significant legal, accounting and other expenses as a result of the Sarbanes-Oxley Act of 2002, as well as related rules implemented by the Commission, which control the corporate governance practices of public companies. Compliance with these laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002, as discussed in the following risk factor, has substantially increased our expenses, including legal and accounting costs, and made some activities more time-consuming and costly. Further, expenses related to our compliance may increase in the future, as legislation affecting smaller reporting companies comes into effect that may negatively impact our financial performance to the point of having a material adverse effect on our results of operations and financial condition.

The Company’s internal controls over financial reporting may not be considered effective in the future, which could result in a loss of investor confidence in its financial reports and in turn have an adverse effect on the stock price.

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

None.

ITEM 3.     DEFAULTS ON SENIOR SECURITIES

None.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5.     OTHER INFORMATION

None.

ITEM 6.     EXHIBITS

Exhibits required to be attached by Item 601 of Regulation S-K are listed in the Index to Exhibits on page 21 of this Form 10-Q, and are incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Enwin Resources, Inc.                         Date

/s/ Kurt Dalmata                         April 20, 2009

Kurt Dalmata

Chief Executive Officer, Chief Financial Officer, and Principal Accounting Officer and Director

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

14 *     Code of Ethics adopted February 25, 2006 (incorporated by reference to the Form 10-KSB filed with the Commission on November 14, 2006).

31           Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, as Amended, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32      Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     *      Incorporated by reference to previous filings of the Company.