Form 10-Q
period 2009-05-31
ENWIN RESOURCES INC
filed 2009-07-20
CIK 1195584

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☑     Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the quarterly period ended May 31, 2009.

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

At July 17, 2009 the number of shares outstanding of the registrant's common stock, $0.001 par value (the only class of voting stock), was 43,900,000.

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

ENWIN RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
BALANCE SHEETS
UNAUDITED

	(Unaudited)	(Audited)
	May 31,	August 31,
	2009	2008
ASSETS

Current assets
Cash and cash equivalents	$-	$40
Other current assets	-	5,000
Total current assets	-	5,040
Loan receivable	-	-

TOTAL ASSETS	$-	$ 5,040

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$125,360	$181,350
Amounts due to related parties	287,612	97,612
Loans payable	222,225	210,500
Total current liabilities	635,197	489,462

TOTAL LIABILITIES	$635,197	$ 489,462

Commitments and contingencies
Stockholders' deficit
Common stock
1,000,000,000 common shares authorized at $0.001 par value;
43,900,000 common shares issued and outstanding	43,900	43,900
(August 31, 2008 - 43,900,000)
Additional paid-in capital	486,360	480,503
Deficit accumulated during the development stage	(1,165,457)	(1,008,825)
Total stockholders' deficit	(635,197)	(484,422)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$5,040

The accompanying notes are an integral part of these financial statements

ENWIN RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF OPERATIONS
UNAUDITED
					July 3, 2002
					(Inception)
	For the three months ended		For the nine months ended		through
	May 31,	May 31,	May 31,	May 31,	May 31,
	2009	2008	2009	2008	2009
Sales	$ -	$ -	$ -	$ -	$ -
Cost of sales	-	-	-	-	-
Gross profit	-	-	-	-	-
Operating expenses
Professional and consulting	6,651	31,055	24,858	106,960	353,604
Impairment	-	-	-	-	378,793
Compensation	30,000	9,000	90,000	31,500	181,937
Exploration costs	-	-	-	-	42,022
Travel	-	-	-	25,909	45,513
Other	5,750	8,639	17,917	32,455	89,741
Total operating expenses	44,221	48,694	132,775	196,824	1,091,610
Operating loss	(44,221)	(48,694)	(132,775)	(196,824)	(1,091,610)
Interest income	-	5,218	-	15,839	25,409
Interest expense	(7,952)	(7,952)	(23,857)	(23,857)	(99,256)
Loss before income taxes	(52,173)	(51,428)	(156,632)	(204,842)	(1,165,457)
Provision for income taxes	-	-	-	-	-
Net loss	$ (52,173)	$ (51,428)	$ (156,632)	$ (204,842)	$(1,165,457)
Loss per share - basic and diluted	$ (0.00)	$ (0.00)	$ (0.00)	$ (0.00)
Weighted average number of common shares outstanding	43,900,000	43,900,000	43,900,000	43,759,854

The accompanying notes are an integral part of these financial statements

ENWIN RESOURCES INC.
(A DEVELOPMENT STAGE COMPANY)
STATEMENTS OF CASH FLOWS
UNAUDITED
			July 3, 2002
			(Inception)
	For the nine months ended		through
	May 31,	May 31,	May 31,
	2009	2008	2009
Cash flows from operating activities
Net loss	(156,632)	(204,842)	(1,165,457)
Adjustments to reconcile net loss to net cash used in operations:
Imputed interest on stockholder advances	5,857	5,856	48,323
Impairment	-	-	378,793
Compensation expenses	-	-	3,937
Changes in:
Other current assets	5,000	(15,193)	-
Accounts payable and accrued liabilities	(55,990)	36,300	101,067
Reclassification of payables to related party	190,000	-	190,000
Net cash used in operating activities	(11,765)	(177,879)	(443,337)
Cash flows from investing activities
Payment on option to acquire mining interest in property	-	-	(10,000)
Loan receivable principal advance	-	(107,500)	(344,500)
Net cash used in investing activities	-	(107,500)	(354,500)
Cash flows from financing activities
Proceeds from the sale of common stock	-	300,000	478,000
Shareholder advances	-	-	132,301
Repayments on shareholder advance	-	-	(34,689)
Related parties advances	-	(15,000)	(15,000)
Related parties repayments	-	11,500	15,000
Proceeds from loans payable	11,725	7,500	241,725
Payments made on loans payable	-	(19,500)	(19,500)
Net cash provided by financing activities	11,725	284,500	797,837
Increase (decrease) in cash and cash equivalents	(40)	(879)	-
Cash and cash equivalents, beginning of period	40	892	-
Cash and cash equivalents, end of period	$ -	$ 13	$ -
Supplementary information
Interest paid	$ -	$ -	$ -
Taxes Paid	$ -	$ -	$ -

The accompanying notes are an integral part of these financial statements

ENWIN RESOURCES, INC.
(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

May 31, 2009

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

NOTE 2 - GOING CONCERN

The Company has recurring losses and has a deficit accumulated during the development stage of $1,165,457 as of May 31, 2009. This condition raises substantial doubt about the Company’s ability to continue as a going concern. The Company’s financial statements are prepared using the generally accepted accounting principles applicable to a going concern which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has no current source of revenue. Without realization of additional capital, it would be unlikely for the Company to continue as a going concern. The Company’s management plans on raising cash from public or private debt or equity financing, on an as needed basis and in the longer term, revenues from the development of business opportunities, if found. The Company’s ability to continue as a going concern is dependent on these additional cash financings, and ultimately, upon achieving profitable operations.

NOTE 3 – LOAN RECEIVABLE

In association with the Securities Exchange Agreement and Plan of Exchange (the” Agreement”) with Solar Energy Limited and D2Fusion, Inc. (“D2Fusion”) dated April 11, 2007, the Company entered into a loan agreement to lend $500,000 to D2Fusion with interest payable at a rate of 6% per annum secured by the assignment of 100% of the shares of D2Fusion.

As of May 31, 2009, the Company had advanced $344,500 to D2Fusion and accrued $24,293 in unpaid interest. The Agreement has terminated and loans receivable from D2Fusion are now in default. Due to the uncertainty associated with the satisfaction of amounts owed by D2Fusion, management impaired the value of these loans and interest, as of August 31, 2008.

ENWIN RESOURCES, INC.
(A Development Stage Company)

NOTES TO UNAUDITED FINANCIAL STATEMENTS

May 31, 2009

NOTE 4 – RELATED PARTY TRANSACTIONS

A shareholder and former director of the Company has advances due from the Company of $97,612 at May 31, 2009 and 2008. The advances are non-interest bearing and are due upon demand. The Company has imputed interest at 8% of $5,857 and $5,856 for the nine months ended May 31, 2009 and May 31, 2008, respectively.
During the nine months ended May 31, 2009 the current executive officer has accrued compensation in the amount of $90,000. At May 31, 2009, $190,000 was owed to the current executive officer.

As of May 31, 2009, the total amount due to related parties was $287,612.

NOTE 5 – LOANS PAYABLE

Loans payable consist of advances of $100,000 each from two unrelated parties, are unsecured, bear interest at the rate of 12% per annum, and are payable on demand. Past due amounts are subject to a one time two percent (2%) late fee and an ongoing interest rate of 14% per annum. The accrued interest as of May 31, 2009 and May 31, 2008 was $50,933 and $26,933.

Loans of $10,500 from unrelated parties are unsecured, bearing no interest and are payable on demand.

Loans of $11,725 from a company affiliated with our current executive officer are unsecured, bearing no interest and are payable on demand.

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

May 31, 2009

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

A summary of the status of warrants granted and outstanding as of May 31, 2009 is as follows:

                                                                                                             Weighted
                                                                                                            Number of      Average
                                                                                                               Shares          Exercise Price
     Outstanding at August 31, 2007                                                                    -                      -
     Warrants issued                                                                              1,200,000               $0.25
     Warrants exercised                                                                                     -                      -
     Warrants expired or otherwise no longer exercisable                       (1,200,000)              $0.25
                                                                                                             ------------            ----------
     Outstanding at August 31, 2008                                                                    -                      -
     Warrants issued                                                                                          -                      -
     Warrants exercised                                                                                     -                      -
     Warrants expired or otherwise no longer exercisable                                     -                      -
                                                                                                              ------------           ----------
     Outstanding at May 31, 2009                                                                       -                      -
                                                                                                           =========     ==========

At May 31, 2009 there were no warrants outstanding or exercisable.

NOTE 7 - COMMITMENT

The Company has month-to-month commitments of $10,000 for management fees, $1,000 for consulting fees and $1,500 of office rent.

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Management’s Discussion and Analysis of Financial Condition and Results of Operations and other parts of this quarterly report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the subsection entitled Forward-Looking Statements and Factors That May Affect Future Results and Financial Condition below. The following discussion should be read in conjunction with our financial statements and notes thereto included in this report. Our fiscal year end is August 31. All information presented herein is based on the six month periods ended May 31, 2009.

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

Results of Operations

During the nine month period ended May 31, 2009, our operations were limited to the process of identifying a prospective business opportunity for merger or acquisition and satisfying continuous public disclosure requirements.

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

Net Losses

For the period from July 3, 2002, date of inception, until May 31, 2009, the Company incurred a net loss of $1,165,457. Net losses for the nine month period ended May 31, 2009 were $156,632 as compared to $204,842 for the nine month period ended May 31, 2008. The Company’s net losses are primarily attributable to operating expenses. Operating expenses include professional and consulting fees, impairments, compensation costs, exploration costs, travel, and costs associated with the preparation of disclosure documentation. The decrease in net losses over the comparative periods can be attributed to decreases in professional and consulting expenses, travel, and other operating expenses that were only partially offset by increases in the compensation expense for our executive officer. We have not generated any revenues since inception and expect to continue to incur losses through the fiscal year ended 2009.

Income Tax Expense (Benefit)

The Company has a prospective income tax benefit resulting from a net operating loss carry-forward and start up costs that will offset any future operating profit.

Impact of Inflation

The Company believes that inflation has had a negligible effect on operations over the past three years.

Capital Expenditures

The Company expended no significant amounts on capital expenditures for the period from inception to May 31, 2009.

Liquidity and Capital Resources

The Company is in the development stage and, since inception, has experienced significant changes in liquidity, capital resources and stockholders’ equity.

As of May 31, 2009, the Company had no assets and a working capital deficit of $635,197. The Company had current and total liabilities of $635,197 which consisted of $125,360 in accounts payable and accrued liabilities, $287,612 due to related parties, and $222,225 in loans payable. Net stockholders' deficit in the Company was $635,197 at May 31, 2009.

Cash flow used in operating activities was $443,337 for the period from inception to May 31, 2009. Cash flow used in operating activities for the nine month period ended May 31, 2009 was $11,765 as compared to $177,879 in cash flow used in operating activities for the nine month period ended May 31, 2008. The decrease in cash flow used in operating activities in the current nine month period can be attributed to the reclassification of $190,000 in payables to related parties.

Cash flow provided by financing activities was $797,837 for the period from inception to May 31, 2009. Cash flow provided by financing activities for the nine month period ended May 31, 2009 was $11,725 as compared to $284,500 for the nine month period ended May 31, 2008. Cash flow provided by financing activities in the current nine month period can be attributed to loans payable.

Cash flows used in investing activities was $354,500 for the period from inception to May 31, 2009. Cash flow used in investing activities for the nine month period ended May 31, 2009 was $0 as compared to $107,500 for the nine month period ended May 31, 2008.

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

The Company had no formal long term lines or credit or other bank financing arrangements as of May 31, 2009.

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

Off Balance Sheet Arrangements

As of May 31, 2009, the Company has no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources that is material to stockholders.

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

We wish to caution readers that our operating results are subject to various risks and uncertainties that could cause our actual results to differ materially from those discussed or anticipated including the factors set forth in the section entitled Risk Factors included elsewhere in this report. We also wish to advise readers not to place any undue reliance on the forward looking statements contained in this report, which reflect our beliefs and expectations only as of the date of this report. We assume no obligation to update or revise these forward looking statements to reflect new events or circumstances or any changes in our beliefs or expectations, other than as required by law.

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

Changes in Internal Control over Financial Reporting

There have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the period ended May 31, 2009, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Since our inception in 2002, our operation has resulted in continuing losses and an accumulated deficit of $1,165,457 at May 31, 2009. We expect to incur losses as long as we remain active in our search for a suitable business opportunity and may continue to incur losses even in the event that we acquire a suitable business opportunity. Our only expectation of overcoming future losses is dependent on our ability to acquire or develop a revenue producing business, which eventuality can in no way be assured.

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

/s/ Kurt Dalmata                         July 17, 2009

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